Form 10KSB
period 1999-12-31
CIGMA METALS CORP
filed 2000-09-20
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1999

Commission file number 0-27355

CIGMA METALS CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                              98-0203244
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

Registrant's telephone number, including area code          604-687-4432

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12 (g) of the Securities Exchange Act of 1934:

                                                     Name of each exchange on
Title of each class                                  which registered
-----------------------------------------            --------------------------
Common stock, par value $0.0001 per share            OTC Market - Pink Sheets
-----------------------------------------            --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Revenue for the fiscal year ended December 31, 1999 was $Nil

     The aggregate market value of the Registrant's voting common Stock held by non-affiliates was $15,052,800 as of September 18, 2000. There were 14,000,000 shares of the registrant's Common Stock outstanding as of September 18, 2000.

Documents incorporated by reference herein: None

Transitional Small Business disclosure format (check one); YES [_] NO [X]

                            CIGMA METALS CORPORATION

     This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions, (ii) changes in the market prices of gold and silver, (iii) the uncertainties inherent in the Company's production, exploratory and development activities, including risks relating to permitting and regulatory delays, (iv) the uncertainties inherent in the estimation of gold and silver ore reserves, (v) changes that could result from the Company's future acquisition of new mining properties or business, (vi) the effects of environmental and other governmental regulations, and (vii) the risks inherent in the ownership or operation of or investment in mining properties or business in foreign countries. These risks and uncertainties are detailed in Item 1. "Business", Item 2. "Properties", Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7 "Financial Statements", Item 12 "Certain Relationships and Related Transactions".

     The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

ITEM 1.  BUSINESS

(A)  GENERAL

     Cigma Metals Corporation (the "Company" or "Cigma") was incorporated under the laws of the State of Florida on January 13, 1998 as Cigma Ventures Corp. On April 17, 1998 the Company changed its name to Cigma Metals Corporation and is an exploration stage enterprise. The Company was inactive between January 13, 1989 and April 17, 1998.

     Cigma Metals Corporation is engaged through its subsidiary in the exploration of gold and silver mining properties located primarily in the Kozhim Region, Komi Republic, Russia. None of the Company's properties contain any known Mineral Reserves. See "Item 2. Description of Property."

     During 1999, the Company conducted initial exploration programs for gold mineralization on its properties in the Kozhim Region, Komi Republic, Russia.

     The Company's common stock is traded on the OTC Market Pink Sheets.

The Company has not declared or paid dividends on its shares since incorporation and does not anticipate doing so in the near future.

     The Company's offices are located at 1505 - 1060 Alberni Street, Vancouver, British Columbia, Canada, V6E 4K2.

(B)  SIGNIFICANT DEVELOPMENTS IN FISCAL 1999 AND SUBSEQUENT EVENTS

     In September 1999 the Company voluntarily filed Form 10-SB with the Securities and Exchange Commission ("SEC") in the United States to register its common stock.

     The Company conducted initial exploration programs for gold mineralization on its properties in the Kozhim Region, Komi Republic Russia during the last half of 1999. Exploration work will continue in 2000 on the most prospective areas. The extent of the work will be dependent on the outcome of further reconnaissance.

(C)  EXPLORATION AND DEVELOPMENT

     The Company conducts exploration activities from its headquarters in Vancouver, Canada. The Company controls mineral exploration concessions in the Kozhim Region, Komi Republic Russia. The Company's strategy is to concentrate its investigations into:

     (1)  Existing operations where an infrastructure already exists;

     (2) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and

     (3)  Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities on its properties in the Kozhim Region, Komi Republic, Russia.

     All of the Company's properties are in the exploration stages only and are without a known body of Mineral Reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

(D)  EMPLOYEES

     As of January 31, 2000 and September 31, 2000 there were two (2) full time employees and two (2) part time employees.

(E)  REGULATION OF MINING ACTIVITY

     The Company's interests in its projects will be subject to various laws and regulations concerning exploration, production, taxes, labor standards, environmental protection, mine safety and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

     Article 72 of the Russian Constitution (the "Constitution") provides that the subsoil and other natural resources are a matter of joint jurisdiction between the federal government and the regional governments of the Russian Federation. Article 76 of the Constitution states that legislative acts passed into law by the regions of the Russian Federation may not contradict federal laws and in the event of a conflict, federal law shall prevail. The State Committee for Geology and Underground Resources ("Geolkom", currently being reorganized into the Ministry of Natural Resources and the State Committee on the Environment) has both a central federal office and regional offices and has authority to grant licences or amend their terms. It is organized for operations on two levels in accordance with federal/regional jurisdiction. Consequently, the regulation of subsoil resources generally, as well as granting of mineral licences through competitive bids and transferring of mineral licences, depends to a large extent on federal law.

(F)      FOREIGN COUNTRIES AND REGULATORY REQUIREMENTS

     Mineral exploration, development and mining activities on the Company's properties may be affected in varying degrees by political stability, and the policies of other nations. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business. Operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation and make it more difficult for the Company to raise funds for the development of its mineral interests in some countries.

     In the Komi Republic, Russia the Company is subject to regulations relating to business, taxation, mining and the environment. With regard to business activities and taxation, the Company has a registered branch in Russia and will comply with commercial and taxation requirements through Russian legal and accounting services. Generally there is no restriction on the level of foreign investment. Foreign investors can acquire a 100% interest in a project, although some tenders may require that the foreign investor participate through a wholly-owned Russian subsidiary.

(G)  COMPETITION

     Many companies are engaged in the exploration and development of mineral properties. The company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, lead, zinc and industrial minerals. Many of these companies have substantially greater technical and financial resources than Patagonia and thus the company may be at a disadvantage with respect to some of its competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond the control of the company. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of the Company's projects cannot accurately be predicted. As the Company is in the development stage, the above factors have had no material impact on operations or income.

(H)  ENVIRONMENTAL REGULATIONS

     All phases of the Company's operations in the Komi Republic, Russia are subject to environmental regulations (see E - Regulation of Mining Activity). Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Although the Company believes it is in compliance with all applicable environmental legislation, there is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company's operations.

(I)  MINING RISKS AND INSURANCE

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities therefore could have a materially adverse effect upon the Company's financial condition.

     While the Company has reviewed and is satisfied with the title for any claim in which it has a material interest there is no guarantee the title to such concession will not be challenged or impugned.

ITEM 2. DESCRIPTION OF PROPERTY

     All of the Company's properties are in the preliminary exploration stage and do not contain any known body of ore.

     The Company's exploration activities are presently in the Kozhim Region, Komi Republic, Russia.

     The Company owns the following mineral properties located in Kozhim Region, Komi Republic, Russia:

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

          Chudnoye

          The Chudnoye prospect consists of gold mineralization in steeply dipping, fuchsite bearing shear zones hosted by rhyolites. The rhyolites generally are a massive, quartz prophyritic, syn-volcanic intrusive unit. It is in intrusive contact with the overlying basalt flow units.

          The mineralized shear zones occur in the rhyolites unit only, sub-parallel to the rhyolite-basalt contact and in similar sub-parallel structured zones well within the rhyolite unit. The shear zones are strongly foliated and brecciated, and characterized by moderate to intense fuchsite mineralization. The fuchsite occurs as mica-rich anastomosing vein-like networks.

          Gold mineralization occurs as native gold, commonly visible, within the fuchsite-rich foliated layers or bands. The gold at Chudnoye is found with measurable palladium values.

          The rhyolite outside the shear zones contain no fuchsite or gold mineralization. Alteration is not observed in the rhyolitic or basaltic material outside the shear zones.

          Evaluation of the Chudnoye mineralization comprises numerous trenches and diamond drilling. Geophysics is being continually tested as a tool to better guide the trench and drill work.

          Nesterovskoye

          The Nesterovskoye prospect consists of gold mineralization in and around fuchsitic zones within a "gravelite" unit. This unit lies below the main conglomerate on the property and contains the same constituents as the main conglomerate unit. It is quart / siliceous pebble rich with a veriable hematite + quartz groundmass. The main difference with the main conglomerate unit is in its much smaller overall grain size. The ore hosting units are in intrusive contact with the underlying rhyolites (which can be fuchsite bearing in structural zones but contain minimal to no concentrations of gold).

          The gold mineralization at Nesterovskoye occurs as native gold, occasionally visible. It is associated with disseminated fuchsite bearing zones, either occurring within the fuchsite mineralized areas or adjacent to it. The gold in this region is relatively pure. When found with another element, it is usually copper.

          The units are not altered or mineralized outside the fuchsite bearing zones. The sedimentary units in this area however are deformed by the tight to near isoclinal folding and steeply dipping sheared zones.

          Evaluation of the Nesterovskoye mineralization comprises trenches and diamond drilling. Geophysics is being also tested as a tool to better guide the trench and drill work.

          Samshitovoye

          The showing is located approximately one kilometer northwest of Chudnoe. It was identified during the 1980's as a result of a prominent gold anomaly and later investigated by six drill holes. To date, 6 drill holes totaling 565 meters have been completed, revealing a 17-metre overburden underlain by Ordovician sandstones, shales and conglomerates.

          Mineralization occurs as layers of quartz-fuchsite-goldhosted in Ordovician sandstones and conglomerates. Given the stratigraphic location of the mineralization, it appears likely to be similar to Nesterovskoye.

ITEM 3. LEGAL PROCEEDINGS

     The company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock of the Company has been quoted on the OTC Market Pink Sheets since October 8, 1999. Between March 24, 1998 and October 7, 1999 the Common Stock of the Company was quoted on the NASD OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the OTC Market Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

     ---------------------------------------------------------------------------
                                    First     Second      Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter
     ---------------------------------------------------------------------------
     1999 - High                   $0.3125    $2.5000    $2.3120    $2.5000
     ---------------------------------------------------------------------------
     1999 - Low                    $0.3125    $0.3120    $1.7500    $1.7500
     ---------------------------------------------------------------------------
     1998 - High                       N/A    $0.5312    $0.5312    $1.0625
     ---------------------------------------------------------------------------
     1998 - Low                        N/A    $0.5000    $0.5000    $1.0000
     ---------------------------------------------------------------------------

     (b) As of September 18, 2000, there were 28 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 1999, 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     RECENT SALES OF UNREGISTERED SECURITIES

          During 1999 and 1998 the Registrant has sold securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act").

     (1) In March 1999, the Company issued 7,000,000 shares at a price of $0.10 per share for an aggregate consideration of $700,000 pursuant to Rule 504 of Regulation D.

     (2) In April 1998 the Company issued 6,000,000 shares at a price of $0.0001 per share in connection with its acquisition of certain exploration, development and production licenses in the Russian Federation.

     Except for 8,000,000 shares issued pursuant to Rule 504, such shares are "restricted securities," as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended, subject to certain restrictions regarding resale. Certificates evidencing all of the above-referenced securities have been stamped with a restrictive legend and will be subject to stop transfer orders.

            The Registrant believes that each of the above-referenced transaction was exempt from registration under the Act, pursuant to
           Section 4(2) of the Act and the rules and regulations promulgated thereunder as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     SFAS 121 Impairment Reviews; Write-down of Mining Properties

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Dispossed Of" ("SFAS 121"), the Company reviews the carrying value of its assets whenever events or changes in the circumstances indicate that the carrying amount of its assets may not be fully recoverable. Generally, SFAS 121 provides that an asset impairment exists if the total amount of the estimated future undiscounted cash flows of the assert are less than the carrying value of the asset. If it is determined that impairment exists, the amount of the impairment loss that should be recorded, if any, is the amount by which the carrying value of the asset exceeds its fair value. As of December 31, 1999 the Company reviewed the carrying value of its Long-Lived Assets and determined a reduction in the carrying value was not necessary.

          None of the Company's properties contain any known Mineral Reserves.

          The Company's common stock is traded on the OTC Market Pink Sheets.

(B)  FINANCING

          In Fiscal 1999,  the Company  raised  $700,000  (1998 - $0, 1997 - $0)
     through the issuance of 7,000,000 (1998 - 0, 1997 - 0) common shares at $0.10 (1998 - $0, 1997 - $0) per share pursuant to Rule 504 of Regulation D.

          Pursuant to an agreement dated April 12, 1998, the Company acquired three mineral property rights in the Kozhim Region, Komi Republic Russia by issuing 6,000,000 restricted common shares. The shares were valued at equal to the par value of the shares issued. The amount was treated as an exploration expense in 1998.

(C)  Results of Operations

     (a) Twelve-Month Period Ended December 31, 1999 versus Twelve-Month Period Ended December 31, 1998

     Net  Loss:

          For the twelve-month period ended December 31, 1999 the Company recorded a loss of $141,392 or $0.01 per share, compared to a loss of $600 or $0.00 per share in 1998. The Company was inactive between April 17, 1998 and January 13, 1989.

     Revenues:

          The Company had no operating revenues for the twelve-month period ended December 31, 1999 (1998 - $0).

     Costs and Expenses:

          General and administrative expenses - For the twelve-month period ended December 31, 1999 the Company recorded general and administrative expenses of $26,866 compared to $0 in 1998.

          Professional fees - accounting and legal - For the twelve-month period ended December 31, 1999 the Company recorded accounting fees of $20,568 (1998 - $0) and legal fees of $39,685 (1998 - $0). $9,100 of the accounting fees relate to the filing of the Registration Statement on Form 10-SB. $33,710 of the legal expenses relate to a due diligence examination of the Russian properties and the setup of the Russian subsidiary.

          Exploration expenditures - For the twelve-month period ended December 31, 1999 the Company recorded exploration expenses of $40,350 (1998 - $600).

     (b) Twelve-Month Period Ended December 31, 1998 versus Twelve-Month Period Ended December 31, 1997

          Between January 13, 1989 and December 31, 1998 the Company had limited financial activity other than as related to organizational expenses of $1,000.

(D)  Financial Condition and liquidity

          At December 31, 1999 the Company had cash of $534,108 (1998 - $0) and working capital of $558,608 (1999 - $0) respectively. Total liabilities as of December 31, 1999 were $8,500 (1998 - $0).

          Net cash used in operating activities in the twelve-month period ended December 31, 1999 was $165,892 compared to $0 in the twelve-month period ended December 31, 1998. Net cash used in investing activities in the twelve-month period ended December 31, 1999 was $0 compared to net cash used in investing activities of $0 in the prior year's comparable period. Net cash received from financing activities in the twelve-month period ended December 31, 1999 was $700,000 compared to net cash received from financing activities of $0 in the prior year's comparable period.

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

(E)  YEAR 2000 ISSUES.

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

          The Company has modified and tested all the critical applications of its information technology ("IT"), the result of which is that all such critical applications are now Year 2000 compliant. The Company believes that virtually all of the non-critical applications of its IT are Year 2000 compliant. The Company is using independent consultants to oversee the Year 2000 project as well, as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors. The total amount of the payments made to date and to be made hereafter to such independent consultant are not expected to be material. New equipment and software was installed during the third and fourth quarters of 1999. Based on the Company's analysis to date, the Company believes that its material non-IT systems are either Year 2000 compliant, or do not need to be made Year 2000 compliant in order to continue to function in substantially the same manner in the Year 2000. The Company's Year 2000 compliance work has not caused, nor does the Company expect that it will cause, a deferral on the part of the Company of any material IT or non-IT projects.

          However, there can be no assurance that any of the Company's vendors or others, with whom it transacts business, will be Year 2000 compliant prior to such date. The company is unable to predict the ultimate effect that the Year 2000 problem may have upon the Company, in that there is no way to predict the impact that the problem will have nation-wide or world-wide and how the Company will in turn be affected, and, in addition, the company cannot predict the number and nature of its vendors and customers who will fail to become Year 2000 compliant prior to January 1, 2000. Significant Year 2000 difficulties on the part of vendors or customers could have a material adverse impact upon the Company. The Company intends to monitor the progress of its vendors and customers in becoming Year 2000 compliant. The Company has formulated a contingency plan to deal with the potential non-compliance of vendors and customers.

          As of September 18, 2000 the Company has not experienced any year 2000 problems nor has any of the Company's vendors or others with whom it transacts business.

(F)  NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the changes in the fair value of the hedged asset or the liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2001 to affect its financial statements.

ITEM 7. FINANCIAL STATEMENTS

          See ITEM 13 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this ITEM 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

          The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 1999 and September 18, 2000. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                         Position
----                         --------
Agustin Gomez de Segura      Age 51,  President  and  Director  since  April 17,
                             1998. 1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.

Jorge L. Lacasa              Age 62,  Director  since  April 17,  1998.  1984 to
                             current, President of Alanco Development Inc., a project finance company. Between 1993 and 1997 advisor to United States gas company Enron in the Commonwealth of Independent States ("CIS").

There are no family relationships between any of the executive officers.

         COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

          Section 16(a) of the Securities and Exchange Act 10 1934 requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes to ownership with the Securities and Exchange commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC to furnish the Company with copies of all Section 16 (a) forms they file.

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1999 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(A)  General

          The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation                 Long-Term Compensation
                                      -----------------------------------------------------------------------------------
                                                                          Awards                    Payments
                                                                          -----------------------------------------------
                                                                                       Securities
                                                              Other                    Under-                   All
                                                              Annual      Restricted   Lying                    other
Name And                                                      Compen-     Stock        Options/     LTIP        Compen-
Principal Position         Year       Salary     Bonuses      Sation      Award(s)     SARs         Payouts     sation
                                      ($)        ($)          ($)         ($)          (=)          ($)         ($)
(a)                        (b)        (c)        (d)          (e)         (f)          (g)          (h)         (i)
-------------------------------------------------------------------------------------------------------------------------
Agustin Gomez de Segura    1999       -0-        -0-          -0-         None         None         None        -0-
                           ----------------------------------------------------------------------------------------------
President and              1998       -0-        -0-          -0-         None         None         None        -0-
                           ----------------------------------------------------------------------------------------------
Director                   1997       -0-        -0-          -0-         None         None         None        -0-
-------------------------------------------------------------------------------------------------------------------------
Jorge L. Lacasa            1999       -0-        -0-          -0-         None         None         None        -0-
                           ----------------------------------------------------------------------------------------------
 Director                  1998       -0-        -0-          -0-         None         None         None        -0-
                           ----------------------------------------------------------------------------------------------
                           1997       -0-        -0-          -0-         None         None         None        -0-
=========================================================================================================================

     None of the Company's officers or directors was party to an employment agreement with the Company. Directors and/or officers receive expense reimbursement for expenses reasonably incurred on behalf of the Company. During the fiscal year ending December 31, 1999 the entire board of directors acted as the Company's compensation committee.

(B)  Options/SAR Grants Table

          No options have been awarded to Agustin Gomez de Segura or Jorge L. Lacasa.

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

          No options have been awarded to Agustin Gomez de Segura or Jorge L. Lacasa.

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

          The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

          The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 1999 non-officers directors received a total of $0 in consulting fees.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 18, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at September 18, 2000, there were 14,000,000 shares of Common Stock issued and outstanding.

          Name of                            Shares of Common
         Beneficial                         Stock Beneficially        Percentage
           Owner                                   Owned                 Owned
         ----------                         ------------------        ----------
Agustin Gomez de Segura (as Trustee)             6,000,000               42.9%
Suite 1505 - 1060 Alberni Street
Vancouver, BC Canada V6E 4K2

Thibaud a.r.l. (1)                                 700,000                5.0%
Broadcasring House,
Rouge Bouillon St.
Channel Island

Boavista Securities Ltd. (1)                       700,000                5.0%
2402 Bank of America Tower,
12 Harcourt, Central Hong Kong

Officers and Directors
----------------------
Augustin Gomez de Segura                            80,000                 *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain

Jorge L. Lacasa                                     80,000                 *
Valle de Laciana 31
D-28034 Madrid, Spain

Officers and Directors (2 persons)                 160,000                0.01%

(1) To the best of the Company's knowledge, none of the above companies are affiliated to the officers and directors of the Company.

*    Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The proposed business of the Company raises potential conflicts of interests between the Company and certain of its officers and directors.

     None of the current directors of the Company are directors of other mineral resource companies. However if certain of the directors of the Company were directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to the Company, the degree of risk to which the Company may be exposed and its financial position at that time. Other than as indicated, the Company has no other procedures or mechanisms to deal with conflicts of interest. The Company is not aware of the existence of any conflict of interest as described herein.

     Directors and/or officers will receive expense reimbursement for expenses reasonably incurred on behalf of the Company.

     Included in accounts payable at December 31, 1999 is $0 (1998 - $0) due to directors and corporations controlled by directors in respect of salaries, consulting fees and reimbursement for operating expenses.

     The Company does not pay a fee to its outside, non-officer directors. The Company believes that consulting fees and reimbursement for operating expenses paid to corporations owned by directors are comparable to amounts that would have been paid to at arms length third party providers of such services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1) FINANCIAL STATEMENTS - Reference is made to the Financial Statements appearing on pages F-1, through F-12

(2)  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

1.1  Articles of Incorporation of Cigma Ventures Corporation                  *

1.2  Company By-laws Cigma Ventures Corporation                               *

1.3  Consent action of the Board of Directors of Cigma Ventures Corporation   *
     to reinstate the corporation in the State of Florida

1.4  Articles of Amendment to Cigma Ventures  Corporation changing            *
     the name of the Corporation to Cigma Metals Corporation.

3.1  Agreement dated April 12, 1998 between The Company and Delta Capital;    *
     Oil-Impex Limited; Gasinvest Ltd; Lloydinvest and Landa Ltd.

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


Date: September 19, 2000                         BY: /s/ Agustin Gomez de Segura
                                                     ---------------------------
                                                     Agustin Gomez de Segura
                                                     Director and President


Date: September 19, 2000                         BY: /s/ Jorge L. Lacasa
                                                     ---------------------------
                                                     Jorge L. Lacasa
                                                     Director

         EXHIBIT (1) THE FOLLOWING FINANCIAL STATEMENTS REQUIRED TO BE
                       INCLUDED IN ITEM 8 ARE LISTED BELOW

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                    Page
--------------------                                                    ----

Report of Independent Accountants                                   F-2
Consolidated Balance Sheets                                         F-3
Consolidated Statements of Stockholders' Equity                     F-4
Consolidated Statement of Operations                                F-5
Consolidated Statement of Cash Flows                                F-6
Notes to Consolidated Financial Statements                          F-7 to F-12

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

CIGMA METALS CORPORATION &
SUBSIDIARIES
(An exploration stage enterprise)
Consolidated  Financial  Statements
December 31, 1999 and 1998
(Expressed in US Dollars)


Index
-----

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements




                                       F1

                [LETTERHEAD OF MOORE STEPHENS ELLIS FOSTER LTD.]

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

CIGMA METALS COPORATION  & SUBSIDIARIES
(An exploration stage enterprise)


We have audited the consolidated balance sheets of Cigma Metals Corporation & Subsidiaries ("the Company") (an exploration stage enterprise) as at December 31, 1999 and 1998, the consolidated statement of stockholders' equity for the period from January 13, 1989 (inception) to December 31, 1999, the consolidated statements of operations and cash flows for the period from January 13, 1989 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and cash flows for the period from January 13, 1989 (inception) to December 31, 1999 and for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles in the United States.






Vancouver, Canada                           /s/ MOORE STEPHENS ELLIS FOSTER LTD.
January 31, 2000                                    Chartered Accountants

--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

                                       F2

CIGMA METALS COPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 1999 and 1998
(Expressed in US Dollars)

------------------------------------------------------------------------------------------
                                                                       1999           1998
------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                       $ 534,108      $      --
  Note receivable - related parties                                  33,000             --
------------------------------------------------------------------------------------------
                                                                    567,108             --

Mineral property rights                                                --               --
------------------------------------------------------------------------------------------
Total assets                                                      $ 567,108      $      --
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities                        $   8,500      $      --
------------------------------------------------------------------------------------------

Stockholders' Equity

Share capital
  Authorized:
    100,000,000 common shares, with par value of $0.0001 each
  Issued and outstanding:
    14,000,000 common shares  (1998 - 7,000,000)                      1,400            700

Additional paid-in capital                                          700,200            900

Accumulated deficit during exploration stage                       (142,992)        (1,600)
------------------------------------------------------------------------------------------
Stockholders' equity                                                558,608             --
------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                       $ 567,108      $      --
==========================================================================================

The accompanying notes are an integral part of these financial statements.




Approved by the Directors:
                           -------------------------  --------------------------
                           Director                   Director


                                       F3

CIGMA METALS COPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 13, 1989  (inception) to December 31, 1999
(Expressed in US Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                              Total
                                                                   Common stock       Additional                             Stock-
                                                     --------------------------          paid-in      Accumulated          holders'
                                                         Shares          Amount          capital          Deficit            equity
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
  administrative services provided
  on August 2, 1991                                  1,000,000       $      100       $      900       $       --        $    1,000

Net (loss) for the period                                   --               --               --           (1,000)           (1,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991 to 1997                   1,000,000              100              900           (1,000)               --

Issuance of common stock for
  mineral property rights on
  April 2, 1998                                      6,000,000              600               --               --               600

Net (loss) for the period                                   --               --               --             (600)             (600)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                           7,000,000              700              900           (1,600)               --

Issuance of common stock for
  cash on March 31, 1999                             7,000,000              700          699,300               --           700,000

Net (loss) for the period                                   --               --               --         (141,392)         (141,392)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                          14,000,000       $    1,400       $  700,200       $ (142,992)       $  558,608
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                       F4

CIGMA METALS COPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Operations
(Expressed in US Dollars)

-----------------------------------------------------------------------------------------------
                                                 January 13              Year              Year
                                            1989 (inception)            Ended             Ended
                                             to December 31       December 31       December 31
                                                       1999              1999              1998
-----------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general                   $     27,866      $     26,866      $         --
  Professional fees - accounting and legal           60,253            60,253                --
  Salaries and consulting fees                       31,528            31,528                --
-----------------------------------------------------------------------------------------------
                                                    119,647           118,647                --
-----------------------------------------------------------------------------------------------
Exploration expenses                                 40,950            40,350               600
-----------------------------------------------------------------------------------------------
Less:
  Interest income                                    18,706            18,706                --
  Interest expense                                     (431)             (431)               --
  Foreign exchange loss                                (670)             (670)               --
-----------------------------------------------------------------------------------------------
                                                     17,605            17,605                --
-----------------------------------------------------------------------------------------------
Net (loss) for the period                      $   (142,992)     $   (141,392)     $       (600)
===============================================================================================
(Loss) per share, basic and diluted                       0             (0.01)             0.00
===============================================================================================
Weighted average shares outstanding                       0        10,799,451         3,633,333
===============================================================================================

The accompanying notes are an integral part of these financial statements.

                                       F5

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows
(Expressed in US Dollars)

---------------------------------------------------------------------------------------
                                               January 13           Year           Year
                                          1989 (inception)         Ended          Ended
                                           to December 31    December 31    December 31
                                                     1999           1999           1998
---------------------------------------------------------------------------------------
 Cash flows from (used in)
  operating activities
  Net loss for the period                       $(142,992)     $(141,392)     $    (600)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - issuance of shares for mineral
        property rights                               600             --            600
    - issuance of shares for administrative
        services rendered                           1,000             --             --
---------------------------------------------------------------------------------------
                                                 (141,392)      (141,392)            --
  Changes in assets and liabilities:
    - note receivable - related parties           (33,000)       (33,000)            --
    - accounts payable                              8,500          8,500             --
---------------------------------------------------------------------------------------
                                                 (165,892)      (165,892)            --
---------------------------------------------------------------------------------------
Cash flows from financing activities
  Proceeds from issuance of common stocks         700,000        700,000             --
---------------------------------------------------------------------------------------
Increase in cash and cash equivalents             534,108        534,108             --

Cash and cash equivalents,
  beginning of period                                  --             --             --
---------------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                 $ 534,108      $ 534,108      $      --
=======================================================================================

The accompanying notes are an integral part of these financial statements.


                                       F6

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

1.   Nature of Business and Going Concern

     The Company was formed on January 13, 1989 as Cigma Ventures Corp. under the laws of the State of Florida. The Company changed its name to Cigma Metals Corporation on April 17, 1998.

     The Company was inactive until August 2, 1991, when it issued 1,000,000 common shares for administrative services provided. The Company then remained inactive until April 12, 1998, when it issued 6,000,000 restricted common shares to acquire certain mineral property rights in Russia.

     The continued operations of the Company is dependent upon the discovery of economically recoverable reserves or proceeds from the dispositions thereof, the ability of the Company to obtain financing to complete development of the properties and on future profitable operations

2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States, include the accounts of the parent company and its wholly-owned Russian subsidiary, Northgold Company. Significant inter-company accounts and transactions have been eliminated.

     (b)  Cash and Cash Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 1999, cash and cash equivalents consist of cash only.

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred.

                                       F7

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (d)  Concentration of Credit Risk

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 1999 the Company had approximately $494,000 in a bank beyond insured limits.

     (e)  Foreign Currency Transactions

          The Company maintains its accounting records in U.S. Dollars.

          At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. dollars by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

     (f)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 1999 and 1998.

     (g)  Impairment

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

     (h)  Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

                                       F8

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (i)  Fair Value of Financial Instruments

          The respective  carrying value of certain  on-balance-sheet  financial
          instruments   approximated   their  fair   values.   These   financial
          instruments include cash, receivables, and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

     (j)  Income Taxes

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

     (k)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share".


                                       F9

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

2.   Significant Accounting Policies (continued)

     (l)  New Accounting Pronouncements

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

3.   Note Receivable

     The note receivable is unsecured, non-interest bearing and due on demand. It is due from a company related by common management.

                                      F10

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

4.   Mineral Properties and Exploration Licences

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

     Pursuant to an agreement dated April 12, 1998, the Company acquired these mineral property rights by issuing 6,000,000 restricted common shares to the vendors. The individual who acted as trustee for the vendors is currently a director of the Company. As the vendors are the controlling shareholders of the Company after the above-mentioned transactions, the properties and licences were valued at equal to the par value of the shares issued. The amount was treated as exploration expense in 1998.

     Pursuant to another agreement, the Company has entered into an agreement with Poliarural Geologia ("PUG") to jointly explore the properties. PUG is a Russian state-owned geological exploration and development company which owns the exploration, development and production licences for the properties owned by the Company.

     The Company currently earns a 49% interest in these mineral properties and has the option to increase its stake to 75% by expending US$400,000 on the properties.

5.   Non-Cash Investing and Financing Activities

     In 1998, the Company issued 6,000,000 common shares to acquire the mineral properties as described in Note 4.

                                      F11

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
(Expressed in US Dollars)
--------------------------------------------------------------------------------

6.   Income Taxes

     (a) The Company has estimated net losses for tax purposes to December 31, 1999, totalling approximately $143,000 which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 1999 and 1998. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          The right to claim these losses is expected to expire as follows:

                      2011                                 1,000
                      2019                               142,000
                      -------------------------------------------
                                                        $143,000
                      ===========================================

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                         1999          1998
          ------------------------------------------------------------------
          Tax loss carryforwards                     $ 49,000      $    200
          Valuation allowance                         (49,000)         (200)
          ------------------------------------------------------------------
                                                     $     --      $     --
          ==================================================================




                                      F12