Form 10QSB
period 2000-03-31
CIGMA METALS CORP
filed 2000-09-20
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ________________ to _________________

     Commission file number 0-27355

CIGMA METALS CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida                                         98-0203244
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1505 - 1060 ALBERNI STREET, VANCOUVER B.C. CANADA V6E 4K2
(Address of principal executive offices)

(604) 687-4432
(Issuer's Telephone Number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock were outstanding as of March 31, 2000.

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



                            CIGMA METALS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                    3
            March 31, 2000 and December 31, 1999

            Consolidated Statements of Stockholder's Equity --                4
            Three Months Ended March 31, 2000

            Consolidated Statements of Operations --                          5
            Three Months Ended March 31, 2000

            Consolidated Statements of Cash Flows --                          6
            Three Months Ended March 31, 2000

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     9

PART II.    Other Information

Item 1.     Legal Proceedings                                                11

Item 2.     Changes in Securities                                            11

Item 3.     Defaults Upon Senior Securities                                  11

Item 4.     Submission of Matters to A Vote of Security Holders              11

Item 5.     Other Information                                                11

Item 6.     Exhibits and Reports on Form 8-K                                 11

Signatures                                                                   12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Balance Sheets
March 31, 2000 and December 31, 1999
(Expressed in US Dollars)                                                    March 31,     December 31,
-------------------------------------------------------------------------------------------------------
                                                                                  2000             1999
-------------------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                                  $     141,093    $     534,108
   Note receivable - related parties                                           317,893           33,000
-------------------------------------------------------------------------------------------------------
                                                                               458,986          567,108


Mineral property rights                                                             --               --
-------------------------------------------------------------------------------------------------------
Total assets                                                             $     458,986    $     567,108
=======================================================================================================

LIABILITIES AND STOCKHOLDERS'S EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                              $       8,500    $       8,500
-------------------------------------------------------------------------------------------------------


Stockholders' Equity
   Share capital,
         Authorized:
             100,000,000 common shares, with par value of $0.0001 each
         Issued and outstanding:
             14,000,000 common shares (1998 - 7,000,000)                         1,400            1,400
Additional paid in capital                                                     700,200          700,200
Accumulated deficit during exploration stage                                  (251,114)        (142,992)
-------------------------------------------------------------------------------------------------------
Stockholders' equity                                                           450,486          558,608
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $     458,986    $     567,108
=======================================================================================================


The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 13, 1989 (inception) to March 31, 2000
(Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------------------

                                                Common Stock              Additional                             Total
                                        ---------------------------          Paid-In       Accumulated   Stockholder's
                                            Shares           Amount          Capital           Deficit          Equity
                                        ------------------------------------------------------------------------------
Issuance of common stock for
administrative services provided
on August 2, 1981                        1,000,000    $         100    $         900    $          --    $       1,000

Net (loss) for the period                                                                      (1,000)          (1,000)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991 to 1997       1,000,000              100              900           (1,000)              --

Issuance of common stock for
mineral property rights on
April 2, 1998                            6,000,000              600               --               --              600

Net (loss) for the period                       --               --               --             (600)            (600)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998               7,000,000              700              900           (1,600)              --

Issuance of common stock for             7,000,000              700          699,300               --          700,000
cash on March 31, 1999

                                                                                                                     -
Net (loss) for the period                       --               --         (141,392)        (141,392)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              14,000,000    $       1,400    $     700,200    $    (141,992)   $     558,608

Issuance of common stock
during the 1st quarter of 2000                  --               --               --               --

Net (loss) for the period                                                                    (108,122)        (108,122)
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                 14,000,000    $       1,400    $     700,200    $    (251,114)   $     450,486
======================================================================================================================

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------------------
                                          January 13, 1989     Three Months     Three Months
                                            (inception) to            Ended            Ended
                                                 March 31,         March 31         March 31
                                                      2000             2000             1999
--------------------------------------------------------------------------------------------
General and administrative expenses
  Administration and general                 $      35,826    $       7,960    $         500
  Professional fees - accounting and legal          60,258                5            5,000
  Salaries and consulting fees                      34,099            2,571               --
--------------------------------------------------------------------------------------------

                                                   130,183           10,536            5,500
--------------------------------------------------------------------------------------------


Exploration expenses                               143,650          102,700               --
--------------------------------------------------------------------------------------------

Less:
    Interest income                                 23,987           5 ,281               83

    Interest expense                                  (598)            (167)              --

    Foreign exchange loss                             (670)              --               --
--------------------------------------------------------------------------------------------
                                                    22,719            5,114               83
--------------------------------------------------------------------------------------------
Net (loss) for the period                    $    (251,114)   $    (108,122)   $      (5,417)
============================================================================================
(Loss) per share, basic and diluted                                   (0.01)           (0.00)
============================================================================================
Weighted average shares outstanding                              14,000,000        7,000,000
============================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------
                                                    January 13, 1989     Three Months     Three Months
                                                         (inception)            Ended            Ended
                                                        to March 31,        March 31,        March 31,
                                                                2000             2000             1999
------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net loss for the period                                   (251,114)        (108,122)   $      (5,417)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Issuance of shares for mineral
    property rights                                              600               --               --
    Issuance of shares for administrative
    services rendered                                          1,000               --               --
------------------------------------------------------------------------------------------------------

                                                            (249,514)        (108,122)          (5,417)

Changes in assets and liabilities
   - note receivable - related parties                      (317,893)        (284,893)              --
   - accounts payable                                          8,500               --            5,500
------------------------------------------------------------------------------------------------------

                                                            (558,907)        (393,015)              83
------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     700,000               --          700,000
------------------------------------------------------------------------------------------------------

Increase  in cash and cash equivalents                       141,093         (393,015)         700,083

Cash and cash equivalents, beginning of period                    --          534,108               --
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $     141,093    $     141,093    $     700,083
======================================================================================================


The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE A:  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from audited financial statements at that date. The consolidated financial statements and footnotes thereto included in Cigma Metals Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999 should be reviewed in connection with these condensed consolidated financial statements.

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

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at March 31, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of March 31, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the three-months ended March 31, 2000 and 1999 were $Nil and $Nil, respectively.

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

NOTE B: Note Receivable

          The note receivable is unsecured, bears interest at the Citibank (New York City, USA) prime rate plus two percent and due on demand. It is due from a company related by common management.

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


(B)  Significant developments during the three months ended March 31, 2000

          The Company is currently conducting an exploration program on its properties located in the Kozhim Region, Komi Republic, Russia.

(C)  Financial Information

          Three-Month Period Ended March 31, 2000 versus Three-Month Period Ended March 31, 1999

     Net Loss:

          For the three-month period ended March 31, 2000 the Company recorded a loss of $108,122 or $0.01 per share, compared to a loss of $5,417 or $0.00 per share in 1999. The Company was inactive between January 13, 1989 and April 17, 1998.

     Revenues:

          The Company had no operating revenues for the three-month period ended March 31, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the three-month period ended March 31, 2000 the Company recorded general and administrative expenses of $7,960, compared to $500 in 1999.

          Professional fees - accounting and legal - For the three month period ended March 31, 2000 the Company recorded accounting fees of $5 (1999 - $0) and legal fees of $0 (1999 - $5,000).

          Exploration expenditures - For the three-month period ended March 31, 2000 the Company recorded exploration expenses of $102,700 (1999 - $0).

(D)  Financial Condition and liquidity

          At March 31, 2000,  the Company had cash of $141,093 (1999 - $700,083)
     and working capital of $450,486 (1999 - $694,583) respectively. Total liabilities as of March 31, 2000 were $8,500 (1999 - $5,500).

          Net cash used in operating activities in the three-month period ended March 31, 2000 was $393,015 compared to $83 generated by operating activities in the three-month period ended March 31, 1999. Net cash used in investing activities in the three-month period ended March 31, 2000 was $0 compared to net cash used in investing activities of $0 in the prior year's comparable period. Net cash received from financing activities in the three-month period ended March 31, 2000 was $0 compared to net cash received from financing activities of $700,000 in the prior year's comparable period.

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

(E)  Year 2000 issues

          The "Year 2000 problem" passed without incident at any of the Company's properties.

          The Year 2000 (YK2) issue is the result of computerized systems using two digits rather than four digits to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruption to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no Y2K problems have been encountered by the Company or the Company's vendors or others with whom it transacts business and none are expected. The Company's management and operations staff will again monitor critical operations during the December 31, 2000 - January 1, 2001 Y2K rollover dates.



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

1.4  Articles of Amendment to Cigma Ventures  Corporation changing            *
     the name of the Corporation to Cigma Metals Corporation.

3.1  Agreement dated April 12, 1998 between The Company and Delta Capital;    *
     Oil-Impex Limited; Gasinvest Ltd; Lloydinvest and Landa Ltd.

21.1 Subsidiaries of the Company                                              *

27.1 Financial Data Schedule

----------
* Previously Filed


(b)  Reports on Form 8-K

     None

     ----------
     * Previously Filed



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Date:       September 19, 2000                BY:   /s/ Agustin Gomez de Segura
            ------------------                      ---------------------------
                                                    Agustin Gomez de Segura
                                                    Director and President

Date:       September 19, 2000                BY:   /s/ Jorge L Lacasa
            ------------------                      ---------------------------
                                                    Jorge L. Lacasa
                                                    Director