Form 10QSB
period 2000-06-30
CIGMA METALS CORP
filed 2000-09-20
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to ____________________

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

YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock were outstanding as of June 30, 2000.

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



                            CIGMA METALS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheets --                             3
                  June 30, 2000 and December 31, 1999

                  Consolidated Statements of Stockholder's Equity --         4
                  Six Months Ended June 30, 2000

                  Consolidated Statements of Operations --                   5
                  Six Months Ended June 30, 2000

                  Consolidated Statements of Cash Flows --                   6
                  Six Months Ended June 30, 2000

                  Notes to Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

PART II. Other Information

Item 1.           Legal Proceedings                                          11

Item 2.           Changes in Securities                                      11

Item 3.           Defaults Upon Senior Securities                            11

Item 4.           Submission of Matters to A Vote of Security Holders        11

Item 5.           Other Information                                          11

Item 6.           Exhibits and Reports on Form 8-K                           11

Signatures                                                                   12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Balance Sheets
June 30, 2000 and December 31, 1999
(Expressed in US Dollars)                                                 June 30,       December 31,
-----------------------------------------------------------------------------------------------------
                                                                              2000               1999
-----------------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                                  $   2,813          $ 534,108
   Note receivable - related parties                                       444,993             33,000
-----------------------------------------------------------------------------------------------------
                                                                           447,806            567,108


Mineral property rights                                                       --                 --
-----------------------------------------------------------------------------------------------------
Total assets                                                             $ 447,806          $ 567,108
=====================================================================================================

LIABILITIES AND STOCKHOLDERS'S EQUITY

Liabilities

Current
   Accounts payable and accrued liabilities                              $  16,249          $   8,500
-----------------------------------------------------------------------------------------------------


Stockholders' Equity
   Share capital,
         Authorized:
             100,000,000 common shares, with par value of $0.0001 each
         Issued and outstanding:
             14,000,000 common shares (1998 - 7,000,000)                     1,400              1,400

Additional paid in capital                                                 700,200            700,200

Accumulated deficit during exploration stage                              (270,043)          (142,992)
-----------------------------------------------------------------------------------------------------
Stockholders' equity                                                       431,557            558,608
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $ 447,806          $ 567,108
=====================================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Statements of Stockholders' Equity
Period from January 13, 1989 (inception) to June 30, 2000
(Expressed in US Dollars)
-----------------------------------------------------------------------------------------------------------

                                                                                                      Total
                                             Common Stock           Additional                       Stock-
                                       ------------------------        Paid-In    Accumulated      holder's
                                          Shares         Amount        Capital        Deficit        Equity
                                       --------------------------------------------------------------------
Issuance of common stock for
administrative services provided
on August 2, 1981                      1,000,000    $       100    $       900   $        --    $     1,000


Net (loss) for the period                                                             (1,000)        (1,000)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1991 to 1997     1,000,000            100            900        (1,000)            --

Issuance of common stock for
mineral property rights on
April 2, 1998                          6,000,000            600             --            --            600

Net (loss) for the period                     --             --             --          (600)          (600)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             7,000,000            700            900        (1,600)            --

Issuance of common stock for
cash on March 31, 1999                 7,000,000            700        699,300            --        700,000

Net (loss) for the period                     --             --             --      (141,392)      (141,392)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1999            14,000,000    $     1,400    $   700,200   $  (141,992)   $   558,608

Issuance of common stock
in 2000                                       --             --             --            --

Net (loss) for the period                                                           (127,051)      (127,051)
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                14,000,000    $     1,400    $   700,200   $  (270,043)   $   431,557
===========================================================================================================

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in US Dollars)
-----------------------------------------------------------------------------------------
                                         January 13, 1989      Six Months      Six Months
                                           (inception) to           Ended           Ended
                                                 June 30,        June 30,        June 30,
                                                     2000            2000            1999
-----------------------------------------------------------------------------------------
General and administrative expenses
  Administration and general                 $     52,941    $     25,075    $      3,322
  Professional fees - accounting and legal         60,318              65          10,000
  Salaries and consulting fees                     36,683           5,155          15,000
-----------------------------------------------------------------------------------------

                                                  149,942          30,295          28,322
-----------------------------------------------------------------------------------------


Exploration expenses                              143,650         102,700              --
-----------------------------------------------------------------------------------------

Less:
    Interest income                                24,869           6,163           6,456

    Interest expense                                 (650)           (219)            (63)

    Foreign exchange loss                            (670)             --              --
-----------------------------------------------------------------------------------------
                                                   23,549           5,944           6,393
-----------------------------------------------------------------------------------------
Net (loss) for the period                    $   (270,043)   $   (127,051)   $    (21,929)
=========================================================================================
(Loss) per share, basic and diluted                                 (0.01)          (0.00)
=========================================================================================
Weighted average shares outstanding                            14,000,000      10,538,889
=========================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)


Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------
                                                    January 13, 1989        Six Months      Six Months
                                                         (inception)             Ended           Ended
                                                         to June 30,          June 30,        June 30,
                                                                2000              2000            1999
------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
  Net loss for the period                                   (270,043)        (127,051)   $     (21,929)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Issuance of shares for mineral
    property rights                                              600               --               --
    Issuance of shares for administrative
    services rendered                                          1,000               --               --
------------------------------------------------------------------------------------------------------

                                                            (268,443)        (127,051)         (21,929)

Changes in assets and liabilities
   -note receivable - related parties                       (444,993)        (411,993)              --
   - accounts payable                                         16,249            7,749            5,000
------------------------------------------------------------------------------------------------------

                                                            (697,187)        (531,295)         (16,929)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     700,000               --          700,000
------------------------------------------------------------------------------------------------------

Increase  in cash and cash equivalents                         2,813         (531,295)         683,071

Cash and cash equivalents, beginning of period                    --          534,108               --
------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $       2,813    $       2,813    $     683,071
======================================================================================================


The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE A:  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at June 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of June 30, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the three-months ended June 30, 2000 and 1999 were $Nil and $Nil, respectively.

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


(B)  Significant developments during the six months ended June 30, 2000

          The Company is currently conducting an exploration program on its properties located in the Kozhim Region, Komi Republic, Russia.

(C)  Financial Information

          Six-Month Period Ended June 30, 2000 versus Six-Month Period Ended June 30, 1999

     Net Loss:

          For the six-month period ended June 30, 2000 the Company recorded a loss of $127,051 or $0.01 per share, compared to a loss of $21,929 or $0.00 per share in 1999. The Company was inactive between January 13, 1989 and April 17, 1998.

     Revenues:

          The Company had no operating revenues for the six-month period ended June 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the six-month period ended June 30, 2000 the Company recorded general and administrative expenses of $25,075, compared to $3,322 in 1999.

          Professional fees - accounting and legal - For the six month period ended June 30, 2000 the Company recorded accounting fees of $65 (1999 - $5,000) and legal fees of $0 (1999 - $5,000).

          Exploration expenditures - For the six-month period ended June 30, 2000 the Company recorded exploration expenses of $102,700 (1999 - $0).

(D)  Financial Condition and liquidity

          At June 30, 2000, the Company had cash of $2,813 (1999 - $683,071) and
     working  capital  of  $431,557  (1999  -  $693,071)   respectively.   Total
     liabilities as of June 30, 2000 were $16,249 (1999 - $5,000).

          Net cash used in operating activities in the six-month period ended June 30, 2000 was $531,295 compared to $16,929 in the six-month period ended June 30, 1999. Net cash used in investing activities in the six-month period ended June 30, 2000 was $0 compared to net cash used in investing activities of $0 in the prior year's comparable period. Net cash received from financing activities in the six-month period ended June 30, 2000 was $0 compared to net cash received from financing activities of $700,000 in the prior year's comparable period.

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

1.1   Articles of Incorporation of Cigma Ventures Corporation                 *

1.2   Company By-laws Cigma Ventures Corporation                              *

1.3 Consent action of the Board of Directors of Cigma Ventures Corporation * to reinstate the corporation in the State of Florida

1.4   Articles of Amendment to Cigma Ventures Corporation changing            *
      the name of the Corporation to Cigma Metals Corporation.

3.1   Agreement dated April 12, 1998 between The Company and                  *
      Delta Capital; Oil-Impex Limited; Gasinvest Ltd; Lloydinvest and
      Landa Ltd.

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