Form 10QSB
period 2000-09-30
CIGMA METALS CORP
filed 2000-11-06
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

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

YES [X] NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock were outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one);

YES [ ]  NO [X]

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


                            CIGMA METALS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                                3
          June 30, 2000 and December 31, 1999

          Consolidated Statements of Operations --                      4
          Six Months Ended June 30, 2000

          Consolidated Statements of Cash Flows --                      5
          Six Months Ended June 30, 2000

          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8

PART II. Other Information

Item 1.   Legal Proceedings                                             10

Item 2.   Changes in Securities                                         10

Item 3.   Defaults Upon Senior Securities                               11

Item 4.   Submission of Matters to A Vote of Security Holders           11

Item 5.   Other Information                                             11

Item 6.   Exhibits and Reports on Form 8-K                              11

Signatures                                                              11

Financial Data Schedule                                                 12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
September 30, 2000 and December 31, 1999
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------
                                                                September 30,  December 31,
                                                                    2000          1999
-------------------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                         $   3,640        $ 534,108
   Notes receivable - related party                               254,356           33,000
   Available-for-sale securities                                   90,146               --
------------------------------------------------------------------------------------------
                                                                  348,142          567,108


Mineral property rights                                                --               --
------------------------------------------------------------------------------------------
Total assets                                                    $ 348,142        $ 567,108
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current

   Accounts payable and accrued liabilities                     $  13,749        $   8,500
------------------------------------------------------------------------------------------
                                                                   13,749            8,500

Stockholders' Equity

   Share capital,
      Authorized:
       100,000,000 common shares, with par value $0.0001 each Issued and outstanding:

       14,000,000 common shares (1999 - 14,000,000)                 1,400            1,400

Additional paid in capital                                        700,200          700,200

Deficit accumulated during the development stage                 (307,368)        (142,992)
Accumulated other comprehensive income (loss)

- unrealized (loss) gains on securities available for sale        (59,839)              --
------------------------------------------------------------------------------------------
Stockholders' equity                                              334,393          558,608
------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $ 348,142        $ 567,108
==========================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Operations (Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------------
                                                             January 13,             Nine Months         Nine Months
                                                                1989                       Ended               Ended
                                                            (inception) to         September 30,       September 30,
                                                            September 30,                   2000                1999
                                                                 2000
--------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Administration and general                                $     55,031           $     27,165         $     19,430
  Professional fees - accounting and legal                        65,780                  5,527               50,270
  Salaries and consulting fees                                    39,727                  8,199                4,912
--------------------------------------------------------------------------------------------------------------------

                                                                 160,538                 40,891               74,612
--------------------------------------------------------------------------------------------------------------------

Exploration expenses                                             170,450                129,500               40,350
--------------------------------------------------------------------------------------------------------------------

Less:
  Interest income                                                 25,060                  6,354               13,004
  Interest expense                                                  (770)                  (339)                (353)
  Foreign exchange loss                                             (670)                    --                   --
--------------------------------------------------------------------------------------------------------------------
                                                                  23,620                  6,015               12,651

--------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                       (307,368)              (164,376)            (102,311)
====================================================================================================================

(Loss) per share, basic and diluted                                   --           $      (0.01)        $      (0.01)
--------------------------------------------------------------------------------------------------------------------


Weighted average shares outstanding                                   --             14,000,000           11,709,559
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows (unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------
                                                           January 13, 1989        Nine Months         Nine Months
                                                                (inception)              Ended               Ended
                                                           to September 30,      September 30,       September 30,
                                                                       2000               2000                1999
------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Net loss for the period                                        $(307,368)          $(164,376)          $(102,311)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    - Issuance of shares for mineral
        property rights                                                600                  --                  --
    - Issuance of shares for administrative
        services rendered                                            1,000                  --                  --
------------------------------------------------------------------------------------------------------------------

                                                                  (305,768)           (164,376)           (102,311)

Changes in assets and liabilities
   - note receivable - related parties                            (254,356)           (221,356)           (204,611)
   - accounts payable                                               13,749               5,249                  --
------------------------------------------------------------------------------------------------------------------

                                                                  (546,375)           (380,483)           (306,922)
------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of available for sale securities                       (149,985)           (149,985)                 --
------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Proceeds from issuance of common stock                           700,000                  --             700,000
------------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and cash equivalents                     3,640            (530,468)            393,078

Cash and cash equivalents, beginning of period                          --             534,108                  --
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $   3,640           $   3,640           $ 393,078
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

          The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

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

          Exploration costs are charged to operations as incurred as are normal development costs until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. As at September 30, 2000 and December 31, 1999, the Company did not have proven reserves. Cost of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

          The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of September 30, 2000 Company had $ nil in a bank beyond insured limits

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the nine-months ended September 30, 2000 and 1999 were $Nil and $Nil, respectively.

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

          Loss per share is computed using the weighted average number of shares outstanding during the year. Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for the periods presented.

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

2.   Nature of Business and Going Concern

          The Company was formed on January 13, 1989 under the laws of the State of Florida and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The

     Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

          These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


3.   Note Receivable

          The note receivable is unsecured, bears interest at the Citibank (New York City, USA) prime rate plus two percent and due on demand. It is due from a company related by common management.

4.   Mineral Properties and Exploration Licenses

          The Company owns the following mineral properties located in Kozhim Region, Komi Republic, Russia:

     Area            Central Point Co-ordinates
     ----            --------------------------
     Samshitovoye    65 deg 14.7(degrees) N. Lat;   60 deg 13.5(degrees) E. Lon.
     Nesterovskoye   65 deg 13.7(degrees) N. Lat;   60 deg 14.8(degrees) E. Lon.
     Chudnoye        65 deg 14.3(degrees) N. Lat;   60 deg 14.2(degrees) E. Lon.

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

          Pursuant to another agreement, the Company has entered into a joint venture agreement with Poliarural Geologia ("PUG") to jointly explore the properties. PUG is a Russian stated-owned geological exploration and
     Development Company, which owns the exploration, development and production, licences for the properties owned by the Company.

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

(B) Plan of Operation for 20000 and significant developments during the nine-months ended September 30, 2000

          The Company is currently conducting an exploration program on its properties located in the Kozhim Region, Komi Republic, Russia. The 2000 exploration program consists of:

          1. Completion of data compilation work started in 1999 to be able to calculate a quality resource estimate.
          2. Obtaining easting, northing and elevation information for samples taken to-date thus allowing three dimensional modeling and spatial statistical analysis of the data.
          3. Extending existing trench sample profiles in selected areas of veins.
          4. Structural mapping of trenches and mineralized showings and their immediate area in the various shear zones. Emphasis will be on whether the high grade or bonanza zones identified on surface can be correlated to structural elements.
          5.   Detailed geology mapping.

(C)  Financial Information

     Nine-Month Period Ended September 30, 2000 versus Nine-Month Period Ended September 30, 1999

     Net Loss:

          For the nine-month period ended September 30, 2000 the Company recorded a loss of $164,376 or $0.01 per share, compared to a loss of $102,311 or $0.01 per share in 1999.

     Revenues:

          The Company had no operating revenues for the nine-month period ended September 30, 2000 (1999 - $0).

     Costs and Expenses:

          General and administrative expenses - For the nine-month period ended September 30, 2000 the Company recorded general and administrative expenses of $27,165, compared to $19,430 in 1999.

          Professional fees - accounting and legal - For the nine-month period ended September 30, 2000 the Company recorded accounting fees of $527 (1999
     - $11,560) and legal fees of $5,000 (1999 - $38,710). Increased legal and accounting costs in 1999 resulted from the legal costs associated with the due diligence examination of the Russian properties and the formation of the Russian subsidiary and the legal and accounting costs associated with the filing of the Company's Registration statement on Form 10-SB.

          Exploration expenditures - For the nine-month period ended September 30, 2000 the Company recorded exploration expenses of $129,500 (1999 - $40,350).

(D)  Financial Condition and liquidity

          At September 30, 2000, the Company had cash of $3,640 (1999 - $393,078) and working capital of $334,393 (1999 - $597,689) respectively.
     Total liabilities as of September 30, 2000 were $13,749 (1999 - $0).

          Net cash used in operating activities in the nine-month period ended September 30, 2000 was $380,483 compared to $306,922 in the nine-month period ended September 30, 1999. Net cash used in investing activities in the nine-month period ended September 30, 2000 was $149,985 (1999 - $0). Net cash received from financing activities in the nine-month period ended September 30, 2000 was $0 (1999 - $700,000).

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

1.1  Articles of Incorporation of Cigma Ventures Corporation                  *

1.2  Company By-laws Cigma Ventures Corporation                               *

1.3  Consent action of the Board of Directors of Cigma
     Ventures Corporation  to reinstate the corporation in
     the State of Florida                                                     *

1.4  Articles of Amendment to Cigma Ventures  Corporation
     changing the name of the Corporation to Cigma Metals Corporation.        *

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

Date:    October 15, 2000               BY:      /s/ Agustin Gomez de Segura
         ----------------                        ---------------------------
                                                 Agustin Gomez de Segura
                                                 Director and President

Date:    October 15, 2000               BY:      /s/ Jorge L Lacasa
         ----------------                        ------------------
                                                 Jorge L. Lacasa
                                                 Director