Form 10KSB
period 2001-12-31
CIGMA METALS CORP
filed 2004-11-03
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the Fiscal year ended December 31, 2001

[s] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number           0-27355

CIGMA METALS CORPORATION
(Name of small business issuer in its charter)

Florida                                             98-0203244
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $25,985,600 as of October 21, 2004 (December 31, 2001 $11,690,000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,000,000 shares of common stock were outstanding as of October 21, 2004 (December 31, 2001 - 14,000,000).

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

ITEM 1. BUSINESS.

(A)  General.

     Cigma Metals Corporation (the "Company" or "Cigma") was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is an exploration stage enterprise. The Company was inactive between January 13, 1989 and April 17, 1999.

     Cigma Metals Corporation is engaged through its subsidiaries in the exploration of gold and silver mining properties located primarily in the Kozhim Region, of the Republic of Komi, Russia. None of the Company's properties contain any known Mineral Reserves. See "Item 2. Description of Property."

(B)  Significant Developments in Fiscal 2001 and Subsequent Events.

     The Company conducted initial exploration programs for gold mineralization on its properties located in the Kozhim Region, of the Republic of Komi, Russian Federation during 2001.

(C)  Exploration and Development.

     The Company conducts its activities from its offices in Vancouver, Canada and Moscow, Russia. The Company holds an interest in mineral exploration licenses located in the Kozhim Region, of the Republic of Komi, Russian Federation. The Company's strategy is to concentrate its investigations into:
(i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     The Company is currently concentrating its exploration activities in the Kozhim Region of the Republic of Komi, the Russian Federation.

     Exploration expenses totalled $22,475 during the twelve-months ended December 31, 2001 (fiscal 2000 - $0).

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

(D)  Employees.

     Cigma and its wholly owned subsidiaries employed 3 persons as of December 31, 2001, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2001, 2000 and 1999, there were no strikes or walkouts.

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

     The Company has the option to increase its stake in the joint venture from 49% to 75% by expending US$400,000 on the properties. In 2001 the Company decided not to increase its stake in the joint venture from 49% to 75% by spending USD$400,000 on further exploration work. The Company will retain a 49% interest in the joint venture. PUG, as manager of the joint venture, will fund all future exploration programs.

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

                  First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                  --------------  ---------------  --------------  ---------------
     2002 - High  $        1.900  $         1.900  $        1.850  $         2.000
     -----------  --------------  ---------------  --------------  ---------------
     2002 - Low   $        1.500  $         1.200  $        1.650  $         1.250
     -----------  --------------  ---------------  --------------  ---------------
     2001 - High  $        2.430  $         2.375  $        2.300  $         1.980
     -----------  --------------  ---------------  --------------  ---------------
     2001 - Low   $        1.250  $         1.450  $        1.300  $         1.700
     -----------  --------------  ---------------  --------------  ---------------
     2000 - High  $        3.718  $         2.625  $        2.062  $         2.500
     -----------  --------------  ---------------  --------------  ---------------
     2000 - Low   $        2.000  $         1.750  $        1.400  $         1.000
     -----------------------------------------------------------------------------

(b)  Holders:   As  of  December  31,  2001,  there  were  17  holders  of record of the Common Stock.
(c)  Dividends: No cash dividends were paid in 2001 or 2000. No cash dividends have been paid subsequent to December 31, 2001. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.
(d)  Securities authorized for issuance under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2001.

     No shares were issued during 2001.

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

     The Company had no revenues during fiscal 2001 and 2000. Funds raised in fiscal 2001 and 2000 were used for exploration of the Company's properties and general administration.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

          For the year ended December 31, 2001 the Company recorded a loss of $25,510 or $0.00 per share, compared to a loss of $211,182 ($0.02 per share) in 2000.

          General and administrative expenses - For the year ended December 31, 2001 the Company recorded general and administrative expenses of $3,111 (fiscal 2000 - $217,583). The fiscal 2001 amount includes professional fees
     - accounting $-4,735 (fiscal 2000 - $17,755) and legal $-4,750 (fiscal 2000
     -  $19,500).

          Exploration expenditures - For the year ended December 31, 2001 the Company recorded exploration expenses of $22,475 compared to $0 in fiscal 2000.

(b) Twelve Months Ended December 31, 2000 (Fiscal 2000) versus Twelve Months Ended December 31, 1999 (Fiscal 1999)

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

(C)  Capital  Resources  and  Liquidity.

     At December 31, 2001, the Company had cash of $0 (2000 - $515) and working capital of $226,379 (2000 working capital - $269,692) respectively. Total liabilities as of December 31, 2001 were $46,072 as compared to $27,430 on December 31, 2000, an increase of $18,642. In Fiscal 2001 investing activities consisted of the purchase of available-for-sale securities $0 (2000 - $0) and additions to fixed assets $0 (2000 - $0). For the year ended December 31, 2001 the Company recorded a loss of $25,510, or $0.00 per share, compared to a loss of $211,182 ($0.02 per share) in 2000.

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

Plans for Year 2002

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that it will be able to do so.

     The Company will concentrate its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

     In the event the Company acquires additional mineral properties either directly or through joint ventures, the 2002 exploration work program will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether:
(i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2001 and 2000, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

INDEX TO FINANCIAL STATEMENTS - December 31, 2001

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

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

                         CIGMA METALS CORPORATION &
                         SUBSIDIARIES
                         (An exploration stage enterprise)
                         Consolidated Financial Statements
                         December 31, 2001 and 2000
                         (EXPRESSED IN US DOLLARS)



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

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CIGMA METALS CORPORATION & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)

We have audited the consolidated balance sheets of CIGMA METALS CORPORATION. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2001 and 2000, the consolidated statements of stockholders' equity, operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2001 and for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2001 and for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States.

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


                                        /s/ Moore Stephens Ellis Foster Ltd.

Vancouver, Canada
October 8, 2004                                Chartered Accountants


                                       F2

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
======================================================================================
                                                                   2001        2000
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                          $       -   $     515
  Advances receivable, including related party receivable         218,003     224,356
    of $29,663 ( 2000 - $nil ) (Note 3)
  Available-for-sale securities (Note 4)                           54,448      72,251
--------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              272,451     297,122

MINERAL PROPERTIES AND EXPLORATION LICENCES                             -           -
--------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $ 272,451   $ 297,122
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                $       7   $       -
  Accounts payable and accrued liabilities                         46,065      27,430
--------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                          46,072      27,430
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, with par value of $0.0001 each
  Issued:
    14,000,000 common shares                                        1,400       1,400

ADDITIONAL PAID-IN CAPITAL                                        700,200     700,200

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                     (379,684)   (354,174)

ACCUMULATED OTHER COMPREHENSIVE LOSS                              (95,537)    (77,734)
--------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        226,379     269,692
--------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 272,451   $ 297,122
======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 13, 1989 (inception) to December 31, 2001
(EXPRESSED IN US DOLLARS)
===============================================================================================================================

                                                                             Compre-    Accumulated    Accumulated      Total
                                          Common stock       Additional      hensive  deficit during     other          stock-
                                     ---------------------    paid-in        income     exploration   comprehensive    holders'
                                        Shares     Amount     capital        (loss)       stage       income (loss)    equity
-------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for
  administrative services provided
  on August 2, 1991                   1,000,000  $   100  $        900  $        -   $         -   $           -   $     1,000

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the period                   -        -             -      (1,000)       (1,000)              -        (1,000)
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $   (1,000)
                                                                        ===========

BALANCE, December 31, 1991 to 1997    1,000,000      100           900                    (1,000)              -             -

Issuance of common stock for
  mineral property rights on
  April 2, 1998                       6,000,000      600             -           -             -               -           600

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -        -             -        (600)         (600)              -          (600)
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $     (600)
                                                                        ===========

BALANCE, December 31, 1998            7,000,000      700           900                    (1,600)              -             -

Issuance of common stock for cash
  on March 31, 1999                   7,000,000      700       699,300           -             -               -       700,000

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -        -             -    (141,392)     (141,392)              -      (141,392)
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $ (141,392)
                                                                        ===========

BALANCE, December 31, 1999           14,000,000    1,400       700,200                  (142,992)              -       558,608

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -        -             -    (211,182)     (211,182)              -      (211,182)
- Change in unrealized (loss)                 -        -             -     (77,734)            -         (77,734)      (77,734)
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $ (288,916)
                                                                        ===========

BALANCE, December 31, 2000           14,000,000    1,400       700,200                  (354,174)        (77,734)      269,692

COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the year                     -        -             -     (25,510)      (25,510)              -       (25,510)
- Change in unrealized (loss)                 -        -             -     (17,803)            -         (17,803)      (17,803)
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $  (43,313)
                                                                        ===========

BALANCE, December 31, 2001           14,000,000  $ 1,400  $    700,200               $  (379,684)  $     (95,537)  $   226,379
========================================================================             ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
======================================================================================
                                               January 13,      Year          Year
                                            1989 (inception)    Ended         Ended
                                             to December 31  December 31   December 31
                                                 2001           2001          2000
--------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                 $     81,959   $      6,563   $   46,862
  Interest expenses                                 1,113            293          389
  Professional fees - accounting and legal
(recovery)                                         88,023         (9,485)      37,255
  Salaries and consulting fees                    170,347          5,740      133,077
--------------------------------------------------------------------------------------

                                                  341,442          3,111      217,583

EXPLORATION EXPENSES                               63,425         22,475            -
--------------------------------------------------------------------------------------

TOTAL EXPENSES                                    404,867         25,586      217,583
--------------------------------------------------------------------------------------

INTEREST INCOME                                    25,183             76        6,401
--------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                    $   (379,684)  $    (25,510)  $ (211,182)
======================================================================================

(LOSS) PER SHARE, basic and diluted                         $      (0.00)  $    (0.02)
======================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                           14,000,000   14,000,000
======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(EXPRESSED IN US DOLLARS)
======================================================================================================
                                                                January 13,      Year         Year
                                                             1989 (inception)    Ended        Ended
                                                              to December 31  December 31  December 31
                                                                  2001           2001          2000
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net loss for the period                                     $   (379,684)  $    (25,510)  $(211,182)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - issuance of shares for mineral property rights                   600              -           -
    - issuance of shares for services rendered                       1,000              -           -
  Changes in assets and liabilities:
    - other receivables                                           (367,988)         6,353    (341,341)
    - accounts payable                                              46,065         18,635      18,930
------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                             (700,007)          (522)   (533,593)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                          700,000              -           -
------------------------------------------------------------------------------------------------------

DECREASE IN CASH FOR THE PERIOD                                         (7)          (522)   (533,593)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                    -            515     534,108
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  end of period                                               $         (7)  $         (7)  $     515
======================================================================================================


NON-CASH OPERATING ACTIVITIES

Available-for-sale securities received from debt settlement              -   $          -   $ 149,985
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     The Company was formed on January 13, 1989 as Cigma Ventures Corp. under the laws of the State of Florida. The Company changed its name to Cigma Metals Corporation on April 17, 1998. The Company is in the business of acquisition, exploration and, if warranted, development of mineral properties.

     On April 12, 1998, the Company acquired mineral properties in Russia in exchange for the issuance of 6,000,000 common shares. Subsequently, the Company abandoned these properties (Also see Notes 5 and 7).

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


                                       F7

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Basis  of  Consolidation

          These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its wholly-owned subsidiaries, Northgold Company ("Northgold") and Cigma Metals (BVI) Limited ("Cigma BVI"). Collectively they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Northgold and Cigma BVI are inactive.

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

     (c)  Cash  and  Cash  Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2001 and 2000, cash and cash equivalents consist of cash only.

     (d)  Mineral  Properties  and  Exploration  Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2001, the Company did not have proven or probable reserves.


                                       F8

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

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

          As at December 31, 2001 and 2000, the Company did not have any asset retirement obligations.

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

     (h)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 2001 and 2000 were $Nil and $Nil, respectively.


                                       F9

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

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

     (l)  Earning  (loss)  Per  Share

          Basic (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2001 and 2000 because there is no potential dilutive securities.


                                      F10

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F11

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (o)  New  Accounting  Pronouncements  (continued)

          In December 2003, the American Institute of Certified Public Accountants and the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC indicated that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 is effective for loan commitments entered into on or after April 1, 2004. The adoption of SAB No. 105 does not have an impact on the Company's consolidated financial statements.

3.   ADVANCES  RECEIVABLE

     The advances receivable are unsecured and due on demand. The amount was settled for available-for-sale marketable securities in 2002.

4.   AVAILABLE-FOR-SALE  SECURITIES

-------------------------------------------------------------------------------------------
                                        Gross        Gross        Accumulated
                                      unrealized   unrealized      unrealized       Market
                           Cost         gains       (losses)     gains (losses)     value
-------------------------------------------------------------------------------------------
January 1, 2000
Equity securities       $         -  $         -  $          -   $            -   $      -

Change during the year      149,985            -       (77,734)         (77,734)    72,251
-------------------------------------------------------------------------------------------

December 31, 2000
Equity securities           149,985            -       (77,734)         (77,734)    72,251

Change during the year            -            -       (17,803)         (17,803)   (17,803)
-------------------------------------------------------------------------------------------

December 31, 2001
  Equity securities     $   149,985  $         -  $    (95,537)  $      (95,537)  $ 54,448
===========================================================================================


                                      F13

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================


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

6.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2001, totalling approximately $380,000 which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2001 and 2000. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                           2001        2000
----------------------------------------------

Tax loss carryforwards  $  29,000   $ 120,000
Valuation allowance      (129,000)   (120,000)
----------------------------------------------
                        $       -   $       -
==============================================


                                      F14

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(EXPRESSED IN US DOLLARS)
================================================================================

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

     (c)  Also  see  Note  3.


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


                                    PART 111.

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2002 and December 31, 2001. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                      Position
----                      --------

-------------------------------------------------------------------------------------------
 Agustin Gomez de Segura  Age 51, President and Director since April 17, 1998. 1994 to 1998
                          Vice President of the Russian investment bank Alina-Moscow.
------------------------  -----------------------------------------------------------------
 Jorge L. Lacasa          Age 62, Director since April 17, 1998. President of Alanco
                          Development Inc., a project finance company. Between 1993 and
                          1997 advisor to United States gas company Enron in the
                          Commonwealth of Independent States ("CIS").
-------------------------------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2001 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

----------------------------------------------------------------------------------------------------------
                                     Annual Compensation                  Long-Term Compensation
                                 ---------------------------  --------------------------------------------
                                                                      Awards                 Payments
                                                              ------------------------  ------------------
                                                                           Securities
                                                     Other                   Under-                 All
                                                     Annual   Restricted      Lying                other
                                                    Compen-      Stock      Options/      LTIP    Compen-
       Name And           Year   Salary   Bonuses    Sation    Award(s)       SARs      Payouts    sation
   Principal Position              ($)      ($)       ($)         ($)          (#)        ($)       ($)
          (a)              (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
------------------------  -----  -------  --------  --------  -----------  -----------  --------  --------
Agustin Gomez de Segura    2001      -0-       -0-       -0-  None         None         None           -0-
                          -----  -------  --------  --------  -----------  -----------  --------  --------
 President and             2000      -0-       -0-       -0-  None         None         None           -0-
                          -----  -------  --------  --------  -----------  -----------  --------  --------
 Director                  1999      -0-       -0-       -0-  None         None         None           -0-
----------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2001 the entire board of directors acted as the Company's compensation committee and audit committee.

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

Note 1. No options were awarded in 2001.

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
======================================================================================
                                                     Number of
                                                     Securities         Value Of
                                                     Underlying        Unexercised
                                                    Unexercised       In-The-Money
                             Shares                 Options/SARs      Options/SARs
                            Acquired      Value    At FY-End ($)   At FY-End ($1.75)
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
Agustin Gomez de Segura   None          None       None            $                 0
--------------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2001 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2001 there were 14,000,000 shares of Common Stock issued and outstanding.

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
Broadcasting House, Rouge Bouillon St., Channel Island

---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
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

(B)  Security Ownership of Management

-------------------------------------------------------------------------------------------
Name and Address of                              Amount and Nature of  Percentage of Class
Beneficial Owner                                   Beneficial Owner
-----------------------------------------------  --------------------  --------------------
Officers and Directors (1)

-----------------------------------------------  --------------------  --------------------
Agustin Gomez de Segura (as Trustee) (1)                    6,000,000                 42.9%
PO Box 73529, 1014 Robson Street
Vancouver, BC Canada V6E 4L9

-----------------------------------------------  --------------------  --------------------
Alanco Development Inc. (1)                                   580,000                  4.1%
Bank of America Bldg., Panama City, Panama
(Beneficially owned by Jorge L. Lacasa)

-----------------------------------------------  --------------------  --------------------
Publix Overseas Ltd. (1)                                      580,000                  4.1%
Pasea Estate, Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)

-----------------------------------------------  --------------------  --------------------
Jorge L. Lacasa (1)                                            80,000                    *
Valle de Laciana 31
D-28034 Madrid, Spain

-----------------------------------------------  --------------------  --------------------
Agustin Gomez de Segura (1)                                    80,000                    *
Raimundo F. Villaverde 26,
E-28003 Madrid, Spain

-----------------------------------------------  --------------------  --------------------
Officers and Directors (2 persons)                          7,320,000                 52.3%
-------------------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*  Less than 1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2002 which would result in a change in control of the Company.


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


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.1.1     Certificate of Incorporation *
3.1.2     Certificate of Amendment to the Certificate of Incorporation *
3.2.1     By-laws *
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------
*  Previously Filed

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2001 fiscal year were $-6,000 (2000 - $8,560).

Audit-Related Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000 - $0).

Tax fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000
-  $0).

All other fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2001 were $ 0 (2000 - $0).

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