Form 10KSB
period 2002-12-31
CIGMA METALS CORP
filed 2004-11-03
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the Fiscal year ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                         Commission file number 0-27355

CIGMA METALS CORPORATION
(Name of small business issuer in its charter)

Florida                                    98-0203244
(State or other jurisdiction               (I.R.S.  Employer Identification No.)
of incorporation or organization)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $25,985,600 as of October 21, 2004 (December 31, 2002 $22,052,000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,000,000 shares of common stock were outstanding as of October 21, 2004 (December 31, 2002 - 14,000,000).

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

(B)  Significant  Developments  in  Fiscal  2002  and  Subsequent  Events.

     The Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

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

     The Company is currently concentrating its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     Exploration expenses totalled $0 during the twelve-months ended December 31, 2002 (fiscal 2001 - $22,475).

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

(D)  Employees.

     Cigma and its wholly owned subsidiaries employed 3 persons as of December 31, 2002, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2002, 2001 and 2000, there were no strikes or walkouts.

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

     The Company's exploration activities are presently in the Kozhim Region, Komi Republic, Russian Federation.

     The Company owns a 49% interest in the following mineral property Licences located in Kozhim Region, Komi Republic, Russian Federation:

Area           Central Point Co -ordinates
----           ---------------------------
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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             ----------------------------------------------------------------
2003 - High  $        1.800  $         2.250  $        1.750  $         2.000
-----------------------------------------------------------------------------
2003 - Low   $        1.600  $         1.750  $        1.100  $         1.450
-----------------------------------------------------------------------------
2002 - High  $        1.900  $         1.900  $        1.850  $         2.000
-----------------------------------------------------------------------------
2002 - Low   $        1.500  $         1.200  $        1.650  $         1.250
-----------------------------------------------------------------------------
2001 - High  $        2.430  $         2.375  $        2.300  $         1.980
-----------------------------------------------------------------------------
2001 - Low   $        1.250  $         1.450  $        1.300  $         1.700
-----------------------------------------------------------------------------

(b)  Holders:    As of December 31, 2002, there were 18 holders of record of the
                 Common Stock.
(c)  Dividends:  No  cash dividends were paid in 2002 or 2001. No cash dividends have been paid subsequent  to December 31, 2002. The amount and
                 frequency  of  cash   dividends  are  significantly  influenced
                 by metal prices, operating results and the Company's cash requirements.
(d)  Securities  authorized  for  issuance  under equity compensation plan: None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2002.

     No shares were issued during 2002.

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

     The Company had no revenues during fiscal 2002 and 2001. Funds raised in fiscal 2002 and 2001 were used for exploration of the Company's properties and general administration.

(B)  Results  of  Operations.

(a) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

          For the year ended December 31, 2002 the Company recorded a loss of $20,943 or $0.00 per share, compared to a loss of $25,510 ($0.00 per share) in 2001.

          General and administrative expenses - For the year ended December 31, 2002 the Company recorded general and administrative expenses of $28,648 (fiscal 2001 - $3,111). The fiscal 2002 amount includes professional fees - accounting $10,000 (fiscal 2001 - $-4,735) and legal $2,500 (fiscal 2001 -
     $-4,750).

          Exploration expenditures - For the year ended December 31, 2002 the Company recorded exploration expenses of $0 compared to $22,475 in fiscal 2001.

(b) Twelve Months Ended December 31, 2001 (Fiscal 2001) versus Twelve Months Ended December 31, 2000 (Fiscal 2000)

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

(C)  Capital  Resources  and  Liquidity.

     At December 31, 2002, the Company had cash of $83 (2001 - $0) and working capital of $253,843 (2001 working capital - $226,379) respectively. Total liabilities as of December 31, 2002 were $29,087 as compared to $46,072 on December 31, 2001, a decrease of $16,985. In Fiscal 2002 investing activities consisted of additions to fixed assets $0 (2001 - $0). For the year ended December 31, 2002 the Company recorded a loss of $20,943, or $0.00 per share, compared to a loss of $25,510 ($0.00 per share) in 2001.

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

Plans for Year 2003

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

     In the event the Company acquires additional mineral properties either directly or through joint ventures, the 2003 exploration work program will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether:
(i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2002 and 2001, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

INDEX TO FINANCIAL STATEMENTS - December 31, 2002

          Financial Statements                       Page
          --------------------                       ----
Report of Independent Accountants                F-2
Balance Sheets                                   F-3
Statements of Stockholders' Equity (Deficiency)  F-4
Statements of Operations                         F-5
Statements of Cash Flows                         F-6
Significant Accounting Policies                  F-7 to F-13
Notes to Financial Statements                    F-13 to F-16

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

                         CIGMA METALS CORPORATION &
                         SUBSIDIARIES
                         (An exploration stage enterprise)
                         Consolidated Financial Statements
                         December 31, 2002 and 2001
                         (EXPRESSED IN US DOLLARS)




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

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CIGMA METALS CORPORATION & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)

We have audited the consolidated balance sheets of CIGMA METALS CORPORATION. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2002 and 2001, the consolidated statements of stockholders' equity, operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2002 and for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2002 and for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States.

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


                                          /s/ Moore Stephen Ellis Foster Ltd.

Vancouver, Canada
October 8, 2004                                   Chartered Accountants


                                       F2

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
========================================================================================
                                                                      2002       2001
----------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                            $      83   $       -
  Advances receivable, including related party                            -     218,003
    receivable of $nil in 2002 and $29,663 in 2001 (Note 3)
  Available-for-sale securities (Note 4)                            282,847      54,448
----------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                282,930     272,451

MINERAL PROPERTIES AND EXPLORATION LICENCES                               -           -
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $ 282,930   $ 272,451
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Bank overdraft                                                  $       -   $       7
  Accounts payable and accrued liabilities                           29,087      46,065
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            29,087      46,072
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, with par value of $0.0001 each
  Issued:
    14,000,000 common shares                                          1,400       1,400

ADDITIONAL PAID-IN CAPITAL                                          700,200     700,200

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                       (400,627)   (379,684)

ACCUMULATED OTHER COMPREHE NSIVE LOSS                               (47,130)    (95,537)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           253,843    226,379
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $282,930    $272,451
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 13, 1989 (inception) to December 31, 2002
(EXPRESSED IN US DOLLARS)
==================================================================================================================================
                                                                                         Accumulated
                                                                             Compre-       deficit       Accumulated      Total
                                              Common stock     Additional    hensive       during           other         stock-
                                          -------------------    paid-in      income     exploration    comprehensive    holders'
                                            Shares    Amount     capital      (loss)        stage       income (loss)     equity
ISSUANCE OF COMMON STOCK FOR
  ADMINISTRATIVE SERVICES PROVIDED
  ON AUGUST 2, 1991                        1,000,000  $   100  $       900  $       -   $          -   $            -   $    1000

COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the period                        -        -            -     (1,000)        (1,000)               -      (1,000)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                        $  (1,000)
                                                                            ==========
BALANCE, December 31, 1991 to 1997         1,000,000      100          900                    (1,000)               -           -

Issuance of common stock for
  mineral property rights on
  April 2, 1998                            6,000,000      600            -          -              -                -         600
COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the year                          -        -            -       (600)          (600)               -        (600)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                        $    (600)
                                                                            ==========
BALANCE, December 31, 1998                 7,000,000      700          900                    (1,600)               -           -

Issuance of common stock for cash
  on March 31, 1999                        7,000,000      700      699,300          -              -                -     700,000

COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the year                          -        -            -   (141,392)      (141,392)               -    (141,392)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                        $(141,392)
                                                                            ==========
BALANCE, December 31, 1999                14,000,000    1,400      700,200                  (142,992)               -     558,608

COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the year                          -        -            -   (211,182)      (211,182)               -    (211,182)
- Change in unrealized (loss)                      -        -            -    (77,734)             -          (77,734)    (77,734)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                        $(288,916)
                                                                            ==========
BALANCE, December 31, 2000                14,000,000    1,400      700,200                  (354,174)         (77,734)    269,692

COMPONENT OF COMPREHENSIVE LOSS
- Net (loss) for the year                          -        -            -    (25,510)       (25,510)               -     (25,510)
- Change in unrealized (loss)                      -        -            -    (17,803)             -          (17,803)    (17,803)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                        $ (43,313)
                                                                            ==========
BALANCE, December 31, 2001                14,000,000    1,400      700,200              $   (379,684)  $      (95,537)    226,379

COMPONENT OF COMPREHENSIVE INCOME (LOSS)
- Net (loss) for the year                          -        -            -    (20,943)       (20,943)               -     (20,943)
- Change in unrealized income                      -        -            -     48,407              -           48,407      48,407
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                        $  27,464
                                                                            ==========
BALANCE, December 31, 2002                14,000,000  $ 1,400  $   700,200              $   (400,627)  $      (47,130)  $ 253,843
============================================================================            ==========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
======================================================================================================
                                                            January 13,           Year           Year
                                                       1989 (inception)          Ended          Ended
                                                         To December 31    December 31    December 31
                                                                   2002           2002           2001
------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                           $         86,930   $      4,971   $      6,563
  Interest expenses                                               1,250            137            293
  Professional fees - accounting and legal (recovery)           100,523         12,500         (9,485)
  Salaries and consulting fees                                  181,387         11,040          5,740
------------------------------------------------------------------------------------------------------

                                                                370,090         28,648          3,111

EXPLORATION EXPENSES                                             63,425              -         22,475
------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  433,515         28,648         25,586
------------------------------------------------------------------------------------------------------

INTEREST INCOME                                                  32,888          7,705             76
------------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                              $       (400,627)  $    (20,943)  $    (25,510)
======================================================================================================

(LOSS) PER SHARE, basic and diluted                                       $      (0.00)  $      (0.00)
======================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                         14,000,000     14,000,000
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(EXPRESSED IN US DOLLARS)
=========================================================================================================
                                                               January 13,           Year           Year
                                                          1989 (inception)          Ended          Ended
                                                            to December 31    December 31    December 31
                                                                      2002           2002           2001
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net loss for the period                                 $       (400,627)  $    (20,943)  $    (25,510)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - issuance of shares for mineral property rights                   600              -              -
    - issuance of shares for services rendered                       1,000              -              -
  Changes in assets and liabilities:
    - other receivables                                           (329,977)        38,011          6,353
    - accounts payable                                              29,087        (16,978)        18,635
---------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (699,917)            90           (522)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                          700,000              -              -
---------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                              83             90           (522)

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  beginning of period                                                    -             (7)           515
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  end of period                                           $             83   $         83   $         (7)
=========================================================================================================

NON-CASH OPERATING ACTIVITIES

Available-for-sale securities received from debt settlement                  $    179,992   $          -
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     The Company was formed on January 13, 1989 as Cigma Ventures Corp. under the laws of the State of Florida. The Company changed its name to Cigma Metals Corporation on April 17, 1998. The Company is in the business of acquisition, exploration and, if warranted, development of mineral properties.

     On April 12, 1998, the Company acquired mineral properties in Russia in exchange for the issuance of 6,000,000 common shares. Subsequently, the Company abandoned these properties. (Also see Notes 4 and 6)

     The Company is in the process of exploring its mineral properties and has not yet determined whether the properties contain proven reserves that are economically recoverable. To date, the Company is considered to be in the exploration stage and operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.

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


                                       F7

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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

     (c)  Cash  and  Cash  Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2002 and 2001, cash and cash equivalents consist of cash only.

     (d)  Mineral  Properties  and  Exploration  Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2002, the Company did not have proven or probable reserves.


                                       F8

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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

          As at December 31, 2002 and 2001, the Company did not have any asset retirement obligations.

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

     (h)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 2002 and 2001 were $Nil and $Nil, respectively.


                                       F9

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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

     (l)  Earning  (Loss)  Per  Share

          Basic (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2002 and 2001 because there is no potential dilutive securities.


                                      F10

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F11

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F13

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

4.   AVAILABLE-FOR-SALE  SECURITIES

---------------------------------------------------------------------------------------
                                       Gross         Gross      Accumulated
                                  unrealized    unrealized       unrealized    Market
                          Cost         gains      (losses)   gains (losses)     value
---------------------------------------------------------------------------------------

December 31, 2000       $149,985  $         -  $   (77,734)  $      (77,734)  $ 72,251
  Equity securities
Change during the year         -            -      (17,803)         (17,803)   (17,803)
---------------------------------------------------------------------------------------

December 31, 2001        149,985            -      (95,537)         (95,537)    54,448
  Equity securities
Change during the year   179,992       53,740       (5,333)          48,407    228,399
---------------------------------------------------------------------------------------

December 31, 2002
  Equity securities     $329,977  $    53,740  $  (100,870)  $      (47,130)  $282,847
=======================================================================================

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


                                      F14

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================

6.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2002, totalling approximately $401,000 which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2002 and 2001. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------
                           2002        2001
----------------------------------------------

Tax loss carryforwards  $ 136,000   $ 129,000
Valuation allowance      (136,000)   (129,000)
----------------------------------------------
                        $       -   $       -
==============================================


                                      F15

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(EXPRESSED IN US DOLLARS)
================================================================================


7.   SUBSEQUENT  EVENTS

     (a) In May 2004, the Company completed a private placement at a price of $1.00 per share for aggregate gross proceeds of $1,000,000.

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


                                      F16

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


                                    PART 111.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of December 31, 2003 and December 31, 2002. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name                      Position
----                      --------
-------------------------------------------------------------------------------------------
Agustin Gomez de Segura   Age 51, President and Director since April 17, 1998. 1994 to 1998
                          Vice President of the Russian investment bank Alina-Moscow.
-------------------------------------------------------------------------------------------
Jorge L. Lacasa           Age 62, Director since April 17, 1998. President of Alanco
                          Development Inc., a project finance company. Between 1993 and
                          1997 advisor to United States gas company Enron in the
                          Commonwealth of Independent States ("CIS").
-------------------------------------------------------------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2002 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

----------------------------------------------------------------------------------------------------------------
                                 Annual Compensation               Long-Term Compensation
                                 -----------------                 ---------------------------------------------
                                                                   Awards                    Payments
                                                                   ---------------------------------------------
                                                                                Securities
                                                       Other                      Under-                  All
                                                       Annual      Restricted      Lying                 other
                                                       Compen-       Stock       Options/      LTIP     Compen-
     Name And             Year   Salary   Bonuses      Sation       Award(s)       SARs       Payouts    sation
Principal Position                 ($)      ($)          ($)           ($)          (#)         ($)       ($)
        (a)                (b)     (c)      (d)          (e)           (f)          (g)         (h)       (i)
----------------------------------------------------------------------------------------------------------------
Agustin Gomez de Segura    2002      -0-       -0-            -0-  None         None         None            -0-
                          --------------------------------------------------------------------------------------
President and              2001      -0-       -0-            -0-  None         None         None            -0-
                          --------------------------------------------------------------------------------------
Director                   2000      -0-       -0-            -0-  None         None         None            -0-
                          --------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2002 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR  Grants  Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

-------------------------------------------------------------------------------------------
                              Option/SAR Grants in Last Fiscal Year
                                       (Individual Grants)
-------------------------------------------------------------------------------------------
                                             Percent Of
                             Number of     Total Options/
                            Securities      SARs Granted
                            Underlying      To Employees     Exercise Or   Expiration Date
                            Option/SARs       In Fiscal      Base Price        (M/D/Y)
         Name               Granted (#)         Year           ($/Sh)            (e)
         (a)                    (b)              (c)             (d)
-------------------------------------------------------------------------------------------
Agustin Gomez de Segura        None              0%              $0
-------------------------------------------------------------------------------------------

Note 1.  No  options  were  awarded  in  2002.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

-------------------------------------------------------------------------------------
AGGREGATED  OPTION/SAR  EXERCISES  IN  LAST  FISCAL YEAR AND FY-END OPTION/SAR VALUES
=====================================================================================
                                                     Number of
                                                     Securities         Value Of
                                                     Underlying       Unexercised
                                                    Unexercised       In-The-Money
                             Shares                 Options/SARs      Options/SARs
                            Acquired      Value    At FY-End ($)   At FY-End ($1.85)
                          On Exercise   Realized    Exercisable/      Exercisable/
        Name                  (#)          ($)     Unexercisable     Unexercisable
        (a)                   (b)          (c)          (d)               (e)
-------------------------------------------------------------------------------------
Agustin Gomez de Segura      None         None         None                $0
-------------------------------------------------------------------------------------

(D)  Long-Term  Incentive  Plans  ("LTIP")  Awards  Table

     The  Company  does  not  have  a  Long-term  Incentive  Plan.

(E)  Compensation  of  Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2002 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2002 there were 14,000,000 shares of Common Stock issued and outstanding.

(A)  Security  Ownership  of  Certain  Beneficial  Owners

---------------------------------------------------------------------------------------------------
       Name and Address of                               Amount and Nature of  Percentage of Class
         Beneficial Owner                                  Beneficial Owner
---------------------------------------------------------------------------------------------------
Boavista Securities Ltd.                                       1,300,000                9.3%
2402 Bank of America Tower,
12 Harcourt, Central Hong Kong
---------------------------------------------------------------------------------------------------
Delta Capital Establishment                                    1,200,000                8.6%
Aeulestrasse 5,
Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)
---------------------------------------------------------------------------------------------------


Lloyd Invest Corporation                                       1,200,000                8.6%
PO Box 145
Road Town, Tortola, British Virgin Islands
---------------------------------------------------------------------------------------------------
Golden Capital Securities Ltd.                                 1,160,000                8.3%
168-1177 West Hasting Street,
Vancouver, B.C., Canada V6E 2K3
---------------------------------------------------------------------------------------------------
Norbex Holdings Limited                                        1,000,000                7.1%
PO Box 3321
Road Town, Tortola, British Virgin Islands
---------------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                             800,000                5.7%
Pasea Estate, Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)
---------------------------------------------------------------------------------------------------
Thibaud a.r.l.                                                   760,000                5.4%
Broadcasting House, Rouge Bouillon St., Channel Island
---------------------------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security  Ownership  of  Management

---------------------------------------------------------------------------------------------------
       Name and Address of                               Amount and Nature of  Percentage of Class
         Beneficial Owner                                  Beneficial Owner
---------------------------------------------------------------------------------------------------
Officers and Directors (1)

---------------------------------------------------------------------------------------------------
Delta Capital Establishment                                 1,200,000                  8.6%
Aeulestrasse 5,
Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)
---------------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                          800,000                  5.7%
Pasea Estate, Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)
---------------------------------------------------------------------------------------------------
Jorge L. Lacasa                                                80,000                    *
Valle de Laciana 31
D-28034 Madrid, Spain
---------------------------------------------------------------------------------------------------
Officers and Directors (2 persons)                          2,080,000                 14.9%

---------------------------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*    Less  than  1%.

(C)  Changes  in  Control

     There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2003 which would result in a change in control of the Company.


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

----------
*    Previously  Filed

(B)  Reports  on  Form  8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2002 fiscal year were $7,500 (2001 - $-6,000).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $0 (2001 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $ 0 (2001
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2002 were $ 0 (2001 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Cigma Metals Corporation
                                                -----------------------------
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