Form 10KSB
period 2003-12-31
CIGMA METALS CORP
filed 2004-11-04
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934
                   For the Fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number           0-27355

CIGMA METALS CORPORATION
(Name of small business issuer in its charter)

Florida                                   98-0203244
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

PO  BOX 73529, 1014 Robson Street, Vancouver, B.C., Canada        V6E 4L9
(Address  of  principal  executive  offices)                    (Zip  Code)

Issuer's  telephone  number  (604)  687-4701

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $25,985,600 as of October 21, 2004 (December 31, 2003 $23,005,600).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,000,000 shares of common stock were outstanding as of October 21, 2004 (December 31, 2003 - 14,000,000).

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

     Cigma Metals Corporation is engaged through its subsidiaries in the exploration of gold and silver mining properties located in the Russian Federation. None of the Company's properties contain any known Mineral Reserves. See "Item 2. Description of Property."

(B)  Significant Developments in Fiscal 2003 and Subsequent Events.

     The Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia to explore the Haldeevskaya mineral exploration licence area. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation. See "Item 2. Description of Property"

(C)  Exploration and Development.

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

     During 2003 and the first half of 2004 the Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera, a company registered in Russia, to explore the Haldeevskaya mineral exploration licence. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation.

     Exploration expenses totalled $0 during the twelve-months ended December 31, 2003 (fiscal 2002 - $0).

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

(D)  Employees.

     Cigma and its wholly owned subsidiaries employed 3 persons as of December 31, 2003, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2003, 2002 and 2001, there were no strikes or walkouts.

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

     The Company has an interest in four mineral exploration properties. The properties have no known reserves. The Company has no history of earnings or cash flow from operations. Historically, the only source of funds available to the Company is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While the Company may generate additional working capital through the operation, development, sale or possible syndication of its properties, there is no assurance that any such funds will be available for operations.

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

     The  Company's  exploration  activities  are  presently  in  the  Russian
Federation.

     In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia. Under the terms of the Agreement, a new company ("Newco") will be registered in the Russian Federation. Geosphera will transfer the Haldeevskaya mineral exploration licence along with all relevant geological data to Newco in return for a 51% interest in Newco; the Company will receive a 49% interest in Newco by paying $50,000 (paid on May 26, 2004) to Newco. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation (the "Property"). The Agreement requires the Company to increase its interest in Newco to 80% by funding $350,000 ($285,000 paid October 18, 2004 and $65,000 paid November 2, 2004) of exploration expenditures on the Property in 2004. The Company further agreed to fund an additional $1.5 million and $1.3 million toward 2005 and 2006 exploration budgets, respectively. In the event that the Company decides not to fund the full $1.5 million in the 2005 exploration budget, the Company's interest in Newco will be reduced to 50%. Geosphera will be the manager of the project and its ownership interest in Newco can not be reduced below 20%.

     The  Company  also  owns  a  49% interest in the following mineral property
Licences  located  in  Kozhim  Region,  Komi  Republic,  Russian  Federation:

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
             ----------------------------------------------------------------
2004 - High  $        2.250  $        $2.250  $        2.250  $         2.400
-----------------------------------------------------------------------------
2004 - Low   $        1.500  $         1.500  $        1.350  $         2.000
-----------------------------------------------------------------------------
2003 - High  $        1.800  $         2.250  $        1.750  $         2.000
-----------------------------------------------------------------------------
2003 - Low   $        1.600  $         1.750  $        1.100  $         1.450
-----------------------------------------------------------------------------
2002 - High  $        1.900  $         1.900  $        1.850  $         2.000
-----------------------------------------------------------------------------
2002 - Low   $        1.500  $         1.200  $        1.650  $         1.250
-----------------------------------------------------------------------------

(b)  Holders:       As of December  31, 2003, there were 13 holders of record of the Common Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in  2003  or  2002. No cash dividends  have  been  paid subsequent to December 31, 2003.
                    The amount and frequency of cash dividends are significantly influenced  by  metal  prices,  operating  results  and  the
                    Company's  cash  requirements.
(d)  Securities authorized for issuance under equity compensation plan:     None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2003.

     No shares were issued during 2003.

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

     The Company had no revenues during fiscal 2003 and 2002. Funds raised in fiscal 2003 and 2002 were used for exploration of the Company's properties and general administration.

(B)  Results of Operations.

(a) Twelve Months Ended December 31, 2003 (Fiscal 2003) versus Twelve Months Ended December 31, 2002 (Fiscal 2002)

          For the year ended December 31, 2003 the Company recorded a loss of $17,631 or $0.00 per share, compared to a loss of $20,943 ($0.00 per share) in 2002.

          General and administrative expenses - For the year ended December 31, 2003 the Company recorded general and administrative expenses of $17,631 (fiscal 2002 - $28,648). The fiscal 2003 amount includes professional fees
     -  accounting  $3,000 (fiscal 2002 - $10,000) and legal $500 (fiscal 2002 -
     $2,500).

          Exploration expenditures - For the year ended December 31, 2003 the Company recorded exploration expenses of $0 compared to $0 in fiscal 2002.

(b) Twelve Months Ended December 31, 2002 (Fiscal 2002) versus Twelve Months Ended December 31, 2001 (Fiscal 2001)

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

(C)  Capital Resources and Liquidity.

     At December 31, 2003, the Company had cash of $103 (2002 - $83) and working capital of $232,489 (2002 working capital - $253,843) respectively. Total liabilities as of December 31, 2003 were $46,738 as compared to $29,087 on December 31, 2002, an increase of $17,651. In Fiscal 2003 investing activities consisted of additions to fixed assets $0 (2002 - $0). For the year ended December 31, 2003 the Company recorded a loss of $17,631, or $0.00 per share, compared to a loss of $20,943 ($0.00 per share) in 2002.

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

Plans for Year 2004

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

     In the event the Company acquires additional mineral properties either directly or through joint ventures, the 2004 exploration work program will entail surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling and geophysical surveying. The data assembled from this work will be used to determine whether:
(i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2003 and 2002, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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

INDEX TO FINANCIAL STATEMENTS - December 31, 2003

          Financial Statements                       Page
          --------------------                       ----
Report of Independent Accountants                F-2
Balance Sheets                                   F-3
Statements of Stockholders' Equity (Deficiency)  F-4
Statements of Operations                         F-5
Statements of Cash Flows                         F-6
Significant Accounting Policies                  F-7 to F-12
Notes to Financial Statements                    F-13 to F-14

Financial Statement Schedules *

*Financial Statement Schedules have been omitted as not applicable

               CIGMA METALS CORPORATION &
               SUBSIDIARIES
               (An exploration stage enterprise)
               Consolidated Financial Statements
               December 31, 2003 and 2002
               (EXPRESSED IN US DOLLARS)




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

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CIGMA METALS CORPORATION & SUBSIDIARIES ("THE COMPANY")
(An exploration stage enterprise)

We have audited the consolidated balance sheets of CIGMA METALS CORPORATION. & SUBSIDIARIES (an exploration stage enterprise) as at December 31, 2003 and 2002, the consolidated statements of stockholders' equity, operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2003 and for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the cumulative data from January 13, 1989 (inception) to December 31, 2003 and for the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

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


                                      /s/  Moore Stephen Ellis Foster Ltd.
Vancouver, Canada
October 8, 2004                              Chartered  Accountants


                                       F2

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
======================================================================================
                                                                      2003        2002
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                          $     103   $      83
  Available-for-sale securities (Note 3)                          279,124     282,847
--------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              279,227     282,930

MINERAL PROPERTIES AND EXPLORATION LICENCES                             -           -
--------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $ 279,227   $ 282,930
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $  46,738   $  29,087
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
    100,000,000 common shares, with par value of $0.0001 each
  Issued:
    14,000,000 common shares                                        1,400       1,400

ADDITIONAL PAID-IN CAPITAL                                        700,200     700,200

ACCUMULATED DEFICIT DURING EXPLORATION STAGE                     (418,258)   (400,627)

ACCUMULATED OTHER COMPREHENSIVE LOSS                              (50,853)    (47,130)
--------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        232,489     253,843
--------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 279,227   $ 282,930
======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F3

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity
Period from January 13, 1989 (inception) to December 31, 2003
(EXPRESSED IN US DOLLARS)
==================================================================================================================================
                                                                          Compre-      Accumulated       Accumulated      Total
                                         Common stock      Additional     hensive     deficit during        other         stock-
                                     --------------------    paid-in      income       exploration      comprehensive    holders'
                                       Shares     Amount     capital      (loss)          stage         income (loss)     equity
----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for
  administrative services provided
  on August 2, 1991                   1,000,000  $    100  $       900  $        -   $             -   $            -   $   1,000

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the period                   -         -            -      (1,000)           (1,000)               -      (1,000)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $   (1,000)
                                                                        ===========

BALANCE, December 31, 1991 to 1997    1,000,000       100          900                        (1,000)               -           -

Issuance of common stock for
  mineral property rights on
  April 2, 1998                       6,000,000       600            -           -                 -                -         600

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -         -            -        (600)             (600)               -        (600)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $     (600)
                                                                        ===========

BALANCE, December 31, 1998            7,000,000       700          900                        (1,600)               -           -

Issuance of common stock for cash
  on March 31, 1999                   7,000,000       700      699,300           -                 -                -     700,000

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -         -            -    (141,392)         (141,392)               -    (141,392)
----------------------------------------------------------------------------------------------------------------------------------

                                                                        $ (141,392)
                                                                        ===========
BALANCE, December 31, 1999           14,000,000     1,400      700,200                      (142,992)               -     558,608

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -         -            -    (211,182)         (211,182)               -    (211,182)
- Change in unrealized (loss)                 -         -            -     (77,734)                -          (77,734)    (77,734)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $ (288,916)
                                                                        ===========

BALANCE, December 31, 2000           14,000,000     1,400      700,200                      (354,174)         (77,734)    269,692

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -         -            -     (25,510)          (25,510)               -     (25,510)
- Change in unrealized (loss)                 -         -            -     (17,803)                -          (17,803)    (17,803)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $  (43,313)
                                                                        ===========

BALANCE, December 31, 2001           14,000,000     1,400      700,200                      (379,684)         (95,537)    226,379

COMPONENT OF COMPREHENSIVE INCOME
(LOSS)
- Net (loss) for the year                     -         -            -     (20,943)          (20,943)               -     (20,943)
- Change in unrealized gain                   -         -            -      48,407                 -           48,407      48,407
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                    $   27,464
                                                                        ===========

BALANCE, December 31, 2002           14,000,000     1,400      700,200                      (400,627)         (47,130)    253,843

COMPONENT OF COMPREHENSIVE (LOSS)
- Net (loss) for the year                     -         -            -     (17,631)          (17,631)               -     (17,631)
- Change in unrealized (loss)                 -         -            -      (3,723)                -           (3,723)     (3,723)
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                    $  (21,354)
                                                                        ===========

BALANCE, December 31, 2003           14,000,000  $  1,400  $   700,200               $      (418,258)  $      (50,853)  $ 232,489
======================================================================               =============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F4

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations
(EXPRESSED IN US DOLLARS)
===========================================================================================
                                               January 13,         Year           Year
                                            1989 (inception)       Ended          Ended
                                             to December 31     December 31    December 31
                                                  2003             2003           2002
-------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Administrative and general                $         95,568   $      8,638   $      4,971
  Interest expenses                                    1,343             93            137
  Professional fees - accounting and legal           104,023          3,500         12,500
  Salaries and consulting fees                       186,787          5,400         11,040
-------------------------------------------------------------------------------------------

                                                     387,721         17,631         28,648

EXPLORATION EXPENSES                                  63,425              -              -
-------------------------------------------------------------------------------------------

TOTAL EXPENSES                                       451,146         17,631         28,648
-------------------------------------------------------------------------------------------

INTEREST INCOME                                       32,888              -          7,705
-------------------------------------------------------------------------------------------

NET (LOSS) FOR THE PERIOD                   $       (418,258)  $    (17,631)  $    (20,943)
===========================================================================================

(LOSS) PER SHARE, basic and diluted                            $      (0.00)  $      (0.00)
===========================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                              14,000,000     14,000,000
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F5

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)
=============================================================================================================
                                                                 January 13,         Year           Year
                                                              1989 (inception)       Ended          Ended
                                                               to December 31     December 31    December 31
                                                                    2003             2003           2002
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN)
  OPERATING ACTIVITIES
  Net loss for the period                                     $       (418,258)  $    (17,631)  $    (20,943)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    - issuance of shares for mineral property rights                       600              -              -
    - issuance of shares for services rendered                           1,000              -              -
  Changes in assets and liabilities:
    - other receivables                                               (329,977)             -         14,760
    - accounts payable                                                  46,738         17,651          6,273
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (699,897)            20             90
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stocks                              700,000              -              -
-------------------------------------------------------------------------------------------------------------

INCREASE IN CASH FOR THE PERIOD                                            103             20             90

CASH AND CASH EQUIVALENTS (DEFICIENCY),
  beginning of period                                                        -             83             (7)
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  end of period                                               $            103   $        103   $         83
=============================================================================================================

NON-CASH OPERATING ACTIVITIES

Available-for-sale securities received from debt settlement   $              -   $          -   $    179,992
=============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                       F6

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

1.   NATURE  OF  BUSINESS  AND  GOING  CONCERN

     The Company was formed on January 13, 1989 as Cigma Ventures Corp. under the laws of the State of Florida. The Company changed its name to Cigma Metals Corporation on April 17, 1998. The Company is in the business of acquisition, exploration and, if warranted, development of mineral properties.

     On April 12, 1998, the Company acquired mineral properties in Russia in exchange for the issuance of 6,000,000 common shares. Subsequently, the Company abandoned these properties. (Also see Note 5)

     The Company is in the process of exploring its mineral properties and has not yet determined whether the properties contain proven reserves that are economically recoverable. To date, the Company is considered to be in the exploration stage and operating in a single segment based upon the Company's organizational structure, the way in which its operations are managed and evaluated, the availability of separate financial results and materiality considerations.

     The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has not generated any operating revenues to date and has incurred recurring operating losses, which requires additional funds to meet its obligations and maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required.

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


                                       F7

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

     (c)  Cash  and  Cash  Equivalents

          Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2003 and 2002, cash and cash equivalents consist of cash only.

     (d)  Mineral  Properties  and  Exploration  Expenses

          Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using unit-of-production method when a property reaches commercial production. As at December 31, 2003, the Company did not have proven or probable reserves.

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

          As at December 31, 2003 and 2002, the Company did not have any asset retirement obligations.


                                       F8

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

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

     (h)  Advertising  Expenses

          The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 2003 and 2002 were $Nil and $Nil, respectively.

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


                                       F9

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

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

     (l)  Earning  (Loss)  Per  Share

          Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2003 and 2002 because there is no potential dilutive securities.

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


                                      F10

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES   (continued)

     (n)  Accounting  for  Derivative  Instruments  and  Hedging  Activities
          (continued)

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


                                      F11

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

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


                                      F12

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

3.   AVAILABLE-FOR-SALE  SECURITIES

---------------------------------------------------------------------------------------
                                     Gross        Gross        Accumulated
                                  unrealized    unrealized     unrealized      Market
                          Cost       gains       (losses)    gains (losses)     value
---------------------------------------------------------------------------------------

December 31, 2001
  Equity securities     $149,985  $         -  $   (95,537)  $      (95,537)  $ 54,448

Change during the year   179,992       53,740       (5,333)          48,407    228,399
---------------------------------------------------------------------------------------

December 31, 2002
  Equity securities      329,977       53,740     (100,870)         (47,130)   282,847

Change during the year         -       68,273      (71,996)          (3,723)    (3,723)
---------------------------------------------------------------------------------------

December 31, 2003
  Equity securities     $329,977  $   122,013  $  (172,866)  $      (50,853)  $279,124
=======================================================================================

4.   INCOME  TAXES

     (a) The Company has estimated net losses for tax purposes to December 31, 2003, totalling approximately $418,000 which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2003 and 2002. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

----------------------------------------------
                           2003        2002
----------------------------------------------

Tax loss carryforwards  $ 142,000   $ 136,000
Valuation allowance      (142,000)   (136,000)
----------------------------------------------
                        $       -   $       -
==============================================


                                      F13

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(EXPRESSED IN US DOLLARS)
================================================================================

5.   SUBSEQUENT  EVENTS

     (a) In May 2004, the Company completed a private placement at a price of $1.00 per share for aggregate gross proceeds of $1,000,000.

     (b) In August 2004, the Company signed a Joint Activity Agreement (the "Agreement") with OOO Science-Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia. Under the terms of the Agreement, a new company ("Newco") will be registered in the Russian Federation. Geosphera will transfer the Haldeevskaya mineral exploration licence along with all relevant geological data to Newco in return for a 51% interest in Newco; the Company will receive a 49% interest in Newco by paying $50,000 (paid on May 26, 2004) to Newco. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation (the "Property"). The Agreement requires the Company to increase its interest in Newco to 80% by funding $350,000 of exploration expenditures on the Property in 2004. The Company further agreed to fund an additional $1.5 million and $1.3 million toward 2005 and 2006 exploration budgets, respectively. In the event that the Company decides not to fund the full $1.5 million in the 2005 exploration budget, the Company's interest in Newco will be reduced to 50%. Geosphera will be the manager of the project and its ownership interest in Newco can not be reduced below 20%.


                                      F14

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


                                    PART 111.

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names and positions of the executive officers and directors of the Company as of October 31, 2004 and December 31, 2003. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2003 all filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM  10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

---------------------------------------------------------------------------------------------------------------
                                  Annual Compensation               Long-Term Compensation
                                 --------------------------------  --------------------------------------------
                                                                    Awards                    Payments
                                                                   ------------------------  ------------------
                                                                                Securities
                                                       Other                      Under-                 All
                                                       Annual      Restricted      Lying                other
                                                       Compen-        Stock      Options/      LTIP    Compen-
     Name And             Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position                 ($)      ($)          ($)           ($)          (#)        ($)       ($)
       (a)                 (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
---------------------------------------------------------------------------------------------------------------
Agustin Gomez de Segura    2003      -0-       -0-            -0-  None         None         None           -0-
                          -------------------------------------------------------------------------------------
 President and             2002      -0-       -0-            -0-  None         None         None           -0-
                          -------------------------------------------------------------------------------------
 Director                  2001      -0-       -0-            -0-  None         None         None           -0-
---------------------------------------------------------------------------------------------------------------

None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2003 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

--------------------------------------------------------------------------------------
                          Option/SAR Grants in Last Fiscal Year
                                   (Individual Grants)
--------------------------------------------------------------------------------------
                                          Percent Of
                           Number of    Total Options/
                           Securities    SARs Granted
                           Underlying    To Employees     Exercise Or     Expiration
                          Option/SARs      In Fiscal      Base Price          Date
        Name              Granted (#)        Year           ($/Sh)          (M/D/Y)
        (a)                   (b)             (c)             (d)             (e)
--------------------------------------------------------------------------------------
Agustin Gomez de Segura   None                       0%  $           0
--------------------------------------------------------------------------------------

Note 1.     No  options  were  awarded  in  2003.

(C)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

-------------------------------------------------------------------------------------
  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------
                                                     Number of
                                                     Securities         Value Of
                                                     Underlying       Unexercised
                                                    Unexercised       In-The-Money
                             Shares                 Options/SARs      Options/SARs
                            Acquired      Value    At FY-End ($)   At FY-End ($1.93)
                          On Exercise   Realized    Exercisable/      Exercisable/
         Name                 (#)          ($)     Unexercisable     Unexercisable
         (a)                  (b)          (c)          (d)               (e)
-------------------------------------------------------------------------------------
Agustin Gomez de Segura   None          None       None            $                0
-------------------------------------------------------------------------------------

(D)  Long-Term Incentive Plans ("LTIP") Awards Table

     The Company does not have a Long-term Incentive Plan.

(E)  Compensation of Directors

     The Company does not pay a fee to its outside, non-officer directors. The Company reimburses its directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2003 non-officers directors received a total of $0 in consulting fees.

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 21, 2004 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at October 21, 2004 there were 14,000,000 shares of Common Stock issued and outstanding (December 31, 2003 - 14,000,000).

(A)  Security Ownership of Certain Beneficial Owners

-------------------------------------------------------------------------------------------
             Name and Address of                 Amount and Nature of  Percentage of Class
              Beneficial Owner                     Beneficial Owner
-------------------------------------------------------------------------------------------
Delta Capital Establishment                                 1,200,000                  8.6%
Aeulestrasse 5,
Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)

-------------------------------------------------------------------------------------------
Lloyd Invest Corporation                                    1,200,000                  8.6%
PO Box 145
Road Town, Tortola, British Virgin Islands


-------------------------------------------------------------------------------------------
Norbex Holdings Limited                                     1,000,000                  7.1%
PO Box 3321
Road Town, Tortola, British Virgin Islands

-------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                          800,000                  5.7%
Pasea Estate, Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)

-------------------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security Ownership of Management

-------------------------------------------------------------------------------------------
              Name and Address of                Amount and Nature of  Percentage of Class
               Beneficial Owner                    Beneficial Owner
-------------------------------------------------------------------------------------------
Officers and Directors(1)

-------------------------------------------------------------------------------------------
Delta Capital Establishment                                 1,200,000                  8.6%
Aeulestrasse 5,
Vaduz Liechtenstein
(Beneficially owned by Agustin Gomez de Segura)

-------------------------------------------------------------------------------------------
Publix Overseas Ltd.                                          800,000                  5.7%
Pasea Estate, Road Town, Tortola, B.V.I
(Beneficially owned by Agustin Gomez de Segura)

-------------------------------------------------------------------------------------------
Jorge L. Lacasa                                                80,000                    *
Valle de Laciana 31
D-28034 Madrid, Spain

-------------------------------------------------------------------------------------------
Officers and Directors (2 persons)                          2,080,000                 14.9%

-------------------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*  Less  than  1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to November 2, 2004 which would result in a change in control of the Company.


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


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

3.1.1   Certificate of Incorporation *
3.1.2   Certificate of Amendment to the Certificate of Incorporation *
3.2.1   By-laws *
        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
31.1    Sarbanes-Oxley Act of 2002
        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
32.1    Sarbanes-Oxley Act of 2002
99.1    Corporate Governance Principles

--------
*  Previously  Filed

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2003 fiscal year were $3,000 (2002 - $7,500).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $0 (2002 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2003 were $ 0 (2002 - $0).

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