Form 10QSB
period 2004-03-31
CIGMA METALS CORP
filed 2004-11-24
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2004
                                         ----------------

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE  EXCHANGE  ACT

     For  the  transition period from ___________________ to ___________________

     Commission  file  number  0-27355
                               -------

CIGMA METALS CORPORATION
------------------------
     (Exact name of small business issuer as specified in its charter)

Florida                                   98-0203244
-------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

PO BOX 73529, 1014 Robson Street, Vancouver, B.C., Canada V6E 4L9
-----------------------------------------------------------------
(Address of principal executive offices)

(604) 687-4701
--------------
(Issuer's Telephone Number)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [_] NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock were outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (check one);

YES [_] NO [X]

                            CIGMA METALS CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements," Item 2. "Management's Discussion and Analysis or Plan of Operation."

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for such statements, may not apply to this Report.

                                   INDEX
                                                                 Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets                                              3
            March 31, 2004 and December 31, 2003

            Statements of Operations                                    4
            Three months Ended March 31, 2004

            Statements of Cash Flows -                                  5
            Three months Ended March 31, 2004

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

Item 3.     Controls and Procedures                                    12

PART II.    Other Information

Item 1.     Legal Proceedings                                           2

Item 2.     Changes in Securities                                      12

Item 3.     Defaults Upon Senior Securities                            12

Item 4.     Submission of Matters to a Vote of Security Holders        12

Item 5.     Other Information                                          12

Item 6.     Exhibits and Reports on Form 8-K                           12

Signatures                                                             13

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
March 31, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------
                                                    March 31    December 31
                                                        2004           2003
----------------------------------------------------------------------------

ASSETS

Current
  Cash                                             $      13   $        103
  Available-for-sale securities                      286,030        279,124
----------------------------------------------------------------------------
Total current assets                                 286,043        279,227

Mineral properties and exploration licences                -              -
----------------------------------------------------------------------------
Total assets                                       $ 286,043   $    279,227
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
  Accounts payable and accrued liabilities         $  64,699   $     46,738
----------------------------------------------------------------------------

Stockholders' Equity

Share capital,
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    14,000,000 (2003 - 14,000,000) common shares       1,400          1,400
Additional paid in capital                           700,200        700,200
Accumulated deficit during the development stage    (436,309)      (418,258)
Accumulated other comprehensive income (loss)        (43,947)       (50,853)
----------------------------------------------------------------------------
Total stockholders' equity                           221,344        232,489
----------------------------------------------------------------------------

Total liabilities and stockholders' equity         $ 286,043   $    279,227
============================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------
                                                 January 13     Three months    Three months
                                            1989 (inception)           Ended           Ended
                                                 to March 31        March 31        March 31
                                                        2004            2004            2003
---------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                $         97,281   $       1,713   $           -
  Interest expense                                     1,362              19              18
  Professional fees - accounting and legal           104,956             933               -
  Salaries and consulting fees                       187,587             800               -
  Property search and negotiation                     14,586          14,586               -
  Stock-based compensation                                 -               -               -
---------------------------------------------------------------------------------------------
                                                     405,772          18,051              18
Exploration expenses                                  63,425               -               -
---------------------------------------------------------------------------------------------
Total expenses                                       469,197          18,051              18
---------------------------------------------------------------------------------------------
Other income
  Interest income                                     32,888               -               -
---------------------------------------------------------------------------------------------
Net (loss) for the period                   $       (436,309)  $     (18,051)  $         (18)
=============================================================================================

Loss per share                                                 $       (0.00)  $       (0.00)
=============================================================================================

Weighted average shares outstanding                               14,000,000      14,000,000
=============================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                            January 13     Three months    Three months
                                                      1989 (inception)            Ended           Ended
                                                           to March 31         March 31        March 31
                                                                  2004             2004            2003
                                                      -------------------------------------------------
Cash flows from (used in) operating activities        $       (436,309)  $     (18,051)  $         (18)
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for                                     -
    mineral properties                                             600               -               -
    services rendered                                            1,000               -               -
  Changes in assets and liabilities:
  - decrease (increase) in receivables                        (179,992)              -               -
  - increase(decrease) in accounts payable                      64,699          17,961             (22)
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                         (550,002)            (90)            (40)
-------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of available for sale securities                   (149,985)              -               -
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (149,985)              -               -
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                       700,000               -               -
-------------------------------------------------------------------------------------------------------
Net cash from financing activities                             700,000               -               -
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                          13             (90)            (40)
Cash and cash equivalents, beginning of period                       -             103              83
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $             13   $          13   $          43
=======================================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------

     1.   Nature  of  Business  and  Continuance  of  Operations

          The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

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

          The  Company  has  not  generated  any  operating  revenues  to  date.

     2.   Basis  of  Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

          The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Cigma Metals Corporation Annual Report on Form 10-KSB for the year ended December 31, 2003 should be reviewed in connection with these condensed consolidated financial statements.

     3.   Significant  Accounting  Policies

     (a)  Accounting  Estimates

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

     (b)  Materials  and  Supplies

          Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and comprise of fuel, spare parts and other materials used for the exploration process.

     (c)  Plant  and  Equipment

          Plant and equipment are carried at cost less accumulated depreciation. Depreciation of plant and equipment is computed on a straight-line basis over their expected useful lives. Depreciation is applied to them from the month in which they are acquired.

     (d)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2004 and December 31, 2003, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (e)  Stock-Based  Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation.

          The adoption of SFAS 123 does not have an impact on the Company's financial statements.

          The  Company  did  not  grant  any  stock  options  during the period.

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the three months ended March 31, 2004 and the twelve months ended December 31, 2003.

     (h)  Long-Lived  Assets  Impairment

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

     (i)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

          The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

          Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     (j)  Income  Taxes

          The Company has adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (k)  Loss  Per  Share

          Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Diluted loss per share is equivalent to basic loss per share because there is no potential dilutive securities.

     4    Common  shares  outstanding

          As at March 31, 2004, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 14,000,000 common shares issued and outstanding at March 31, 2004 and November 22, 2004.

     5.   Stock  Options  Outstanding

          At March 31, 2004 and December 31, 2003 the Company had no options outstanding.

     6.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          During the three month period ended March 31, 2004, salaries and consulting fees of $0 (fiscal 2003 - $0) were paid or are payable to directors.

          Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

     7.   Reclassifications

          Certain  reclassifications  of  prior-year  balances have been made to conform  to  current  year  classifications.
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     (A)  General

          The Company is a mineral exploration company with offices in Vancouver, Canada and Moscow, Russia and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.

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

     (B) Significant developments during the three month period ended March 31, 2004 and Subsequent Events

          During the three month period ended March 31, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0).

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

     (C)  Exploration  and  Development

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

          During the first half of 2004 the Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera, a company registered in Russia, to explore the Haldeevskaya mineral exploration licence. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation.

          Exploration expenses totalled $0 during the three months ended March 31, 2004 (fiscal 2003 - $0).

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

     (D)  Results  of  Operations

          Three months Ended March 31, 2004 (Fiscal 2004) versus Three months Ended March 31, 2003 (Fiscal 2003)

          The Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - 0).

          The Company had no operating revenues for the three month period ended March 31, 2004 (fiscal 2003 - $0).

          For the three months ended March 31, 2004 the Company recorded a loss of $18,051 (fiscal 2003 - $18) or $0.00 per share (fiscal 2003 - $0.00 per  share).

          General and administrative expenses - For the three month period ended March 31, 2004 the Company recorded general and administrative expenses of $18,051 (fiscal 2003 - $18). The fiscal 2004 amount includes, professional fees - accounting $933 (fiscal 2003 - $0) and legal $0 (fiscal 2003 - $0).

          Exploration expenditures - For the three month period ended March 31, 2004 the Company recorded exploration expenses of $0 (fiscal 2003 - $0).

     (E)  Capital  Resources  and  Liquidity

          At March 31, 2004 the Company had cash of $13 (fiscal 2003 - $43) and working capital of $221,344 (fiscal 2003 working capital - $272,102) respectively. Total liabilities as of March 31, 2004 were $64,699 (fiscal 2003 - $29,065), an increase of $35,634. During the three month period ended March 31, 2004 the Company issued 0 (fiscal 2003 -
          0) common shares for cash of $0 (fiscal 2003 - $0). During the three month period ended March 31, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $0 (fiscal 2003 - $0). For the three month period ended March 31, 2004 the Company recorded a net loss of $18,051 (fiscal 2003 - $18) or $0.00 per share (fiscal 2003 - $0.00 per share).

          The Company has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2004 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

          The Company's exploration properties have not commenced commercial production and the Company has no history of earnings or cash flow from its operations. While the Company may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

     (F)  Plans  for  the  Years  2004  and  2005

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

     (G)  Application  of  Critical  Accounting  Policies

          The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2003 financial statements. The Company's accounting policies relating to materials and supplies, depreciation and amortization of plant and equipment and the capitalization of mineral property acquisition, exploration and development costs are critical accounting policies that are subject to estimates and assumptions regarding future activities.

          See note 3(b) Significant Accounting Policies - Materials and Supplies in the notes to the Interim Financial Statements for the Company's policy on materials and supplies.

          See note 3(c) Significant Accounting Policies - Plant and Equipment in the notes to the Interim Financial Statements for the Company's policy on depreciation.

          See note 3(d) Significant Accounting Policies - Mineral Properties and Exploration Expenses in the notes to the Interim Financial Statements for the Company's policy on exploration costs and expenses.

          Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been an impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

     (H)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations

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

     (I)  Market  Risk  Disclosures

          The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 3. Controls and Procedures

     (a) Within 90 days prior to the date of this report, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-QSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, the Company's management, including the President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities Exchange Act of 1934, as amended) are effective.

     (b) There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.


                           PART 11. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

ITEM 2. Changes in Securities

     No securities were issued during the three month period ended March 31, 2004.

ITEM 3. Defaults Upon Senior Securities

     Not  Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not  Applicable

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


3.1.1  Certificate of Incorporation*
3.1.2  Certificate of Amendment to the Certificate of Incorporation*
3.2.1  By-laws*
13.1   Form 10-KSB for the Year Ended December 31, 2003*


31.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002
99.1   Corporate Governance Principles*

--------
*    Previously  Filed

(b)  Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CIGMA METALS CORPORATION
                                                  --------------------------
                                                         Registrant

Date: November 22, 2004                           BY: /s/Agustin Gomez de Segura
      -----------------                               --------------------------
                                                      Agustin Gomez de Segura
                                                      Director



Date: November 22, 2004                           BY: /s/Jorge L. Lacasa
      -----------------                               ------------------
                                                      Jorge L. Lacasa
                                                      Director