Form 10QSB
period 2004-06-30
CIGMA METALS CORP
filed 2004-11-24
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2004
                                         ---------------

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d)  OF  THE  EXCHANGE  ACT

     For  the  transition period from _ _ _ _ _ _ _ _ _ _ to _ _ _ _ _ _ _ _ _ _

     Commission  file  number  0-27355
                               -------

CIGMA METALS CORPORATION
------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                         98-0203244
-------                                         ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

                                   INDEX

                                                                 Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets                                              3
            June 30, 2004 and December 31, 2003

            Statements of Operations                                    4
            Six months Ended June 30, 2004

            Statements of Cash Flows                                    5
            Six months Ended June 30, 2004

            Notes to Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9

Item 3.     Controls and Procedures                                    12

PART II.    Other Information

Item 1.     Legal Proceedings                                          12

Item 2.     Changes in Securities                                      12

Item 3.     Defaults Upon Senior Securities                            12

Item 4.     Submission of Matters to a Vote of Security Holders        12

Item 5.     Other Information                                          12

Item 6.     Exhibits and Reports on Form 8-K                           13

Signatures                                                             13

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
June 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------
                                                     June 30     December 31
                                                      2004          2003
-----------------------------------------------------------------------------
ASSETS

Current
  Cash                                             $  870,290   $        103
  Available-for-sale securities                       268,210        279,124
-----------------------------------------------------------------------------
Total current assets                                1,138,500        279,227

Mineral properties and exploration licences                 -              -
-----------------------------------------------------------------------------
Total assets                                       $1,138,500   $    279,227
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
  Accounts payable and accrued liabilities         $   21,526   $     46,738
-----------------------------------------------------------------------------

Stockholders' Equity

Share capital,
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    14,000,000 (2003 - 14,000,000) common shares        1,400          1,400
Additional paid in capital                            700,200        700,200
Common stock to be issued                           1,000,000              -
Accumulated deficit during the development stage     (522,859)      (418,258)
Accumulated other comprehensive income (loss)         (61,767)       (50,853)
-----------------------------------------------------------------------------
Total stockholders' equity                          1,116,974        232,489
-----------------------------------------------------------------------------

Total liabilities and stockholders' equity         $1,138,500   $    279,227
=============================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                  January 13    Three months    Three months    Six months    Six months
                                            1989 (inception)           Ended           Ended         Ended         Ended
                                                  to June 30         June 30         June 30       June 30       June 30
                                                        2004            2004            2003          2004          2003
------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                $        109,575   $      12,294   $       1,519   $    14,007   $     1,519
  Interest expense                                     1,574             212              35           231            53
  Professional fees - accounting and legal           104,956               -           1,210           933         1,210
  Salaries and consulting fees                       196,520           8,933           1,600         9,733         1,600
  Property search and negotiation                     23,460           8,874               -        23,460             -
-------------------------------------------------------------------------------------------------------------------------
                                                     436,085          30,313           4,364        48,364         4,382
Exploration expenses                                 120,145          56,720               -        56,720             -
-------------------------------------------------------------------------------------------------------------------------
Total expenses                                       556,230          87,033           4,364       105,084         4,382
-------------------------------------------------------------------------------------------------------------------------
Other income
  Interest income                                     33,371             483               -           483             -
-------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                   $       (522,859)  $     (86,550)  $      (4,364)  $  (104,601)  $    (4,382)
=========================================================================================================================

Loss per share                                                 $       (0.01)  $       (0.00)  $     (0.01)  $     (0.00)
=========================================================================================================================

Weighted average shares outstanding                               14,000,000      14,000,000    14,000,000    14,000,000
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------------------------------
                                                                January 13    Six months    Six months
                                                          1989 (inception)         Ended         Ended
                                                                to June 30       June 30       June 30
                                                                      2004          2004          2003
                                                          ---------------------------------------------

Cash flows from (used in) operating activities            $       (522,859)  $  (104,601)  $    (4,382)
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for
    mineral properties                                                 600             -             -
    services rendered                                                1,000             -             -
  Changes in assets and liabilities:
  - decrease (increase) in receivables                            (179,992)            -             -
  - decrease (increase) in prepaid expenses and deposits                 -             -             -
  - increase(decrease) in accounts payable                          21,526       (25,212)        4,493
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                             (679,725)     (129,813)          111
-------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of available for sale securities                       (149,985)            -             -
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (149,985)            -             -
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                         1,700,000     1,000,000             -
-------------------------------------------------------------------------------------------------------
Net cash from financing activities                               1,700,000     1,000,000             -
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                         870,290       870,187           111
Cash and cash equivalents, beginning of period                           -           103            83
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $        870,290   $   870,290   $       194
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

     2.   Basis  of  Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     (d)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

     (g)  Advertising  Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the six months ended June 30, 2004 and the twelve months ended December 31, 2003.

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

     4    Common  shares  outstanding

          As at June 30, 2004, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 14,000,000 common shares issued and outstanding at June 30, 2004 and November 22, 2004.

     5.   Stock  Options  Outstanding

          At June 30, 2004 and December 31, 2003 the Company had no options outstanding.

     6.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          During the six month period ended June 30, 2004, salaries and consulting fees of $0 (fiscal 2003 - $0) were paid or are payable to directors.

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

     (B) Significant developments during the six month period ended June 30, 2004 and Subsequent Events

          During the six month period ended June 30, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0). In May 2004 that the Company closed the private placement announced March 15, 2004. The private placement consists of 1,000,000 shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000. As at November 22, 2004 the shares had not yet been issued.

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

          Exploration expenses on the Haldeevskaya mineral exploration licence area located in the Kozhim Region, of the Republic of Komi, Russian Federation totalled $56,720 during the six months ended June 30, 2004 (fiscal 2003 - $0).

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

     (D)  Results  of  Operations

          Six months Ended June 30, 2004 (Fiscal 2004) versus Six months Ended June 30, 2003 (Fiscal 2003)

          The Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - 0).

          The Company had no operating revenues for the six month period ended June 30, 2004 (fiscal 2003 - $0).

          For the six months ended June 30, 2004 the Company recorded a loss of $104,601 (fiscal 2003 - $4,382) or $0.01 per share (fiscal 2003 -
          $0.00  per  share).

          General and administrative expenses - For the six month period ended June 30, 2004 the Company recorded general and administrative expenses of $48,364 (fiscal 2003 - $4,382). The fiscal 2004 amount includes, professional fees - accounting $933 (fiscal 2003 - $0) and legal $0 (fiscal 2003 - $1,210).

          Exploration expenditures - For the six month period ended June 30, 2004 the Company recorded exploration expenses on the Haldeevskaya mineral exploration licence area located in the Kozhim Region, of the Republic of Komi, Russian Federation of $56,720 (fiscal 2003 - $0).

     (E)  Capital  Resources  and  Liquidity

          At June 30, 2004 the Company had cash of $870,290 (fiscal 2003 - $194) and working capital of $1,116,974 (fiscal 2003 working capital - $215,421) respectively. Total liabilities as of June 30, 2004 were $21,526 (fiscal 2003 - $33,580), a decrease of $12,054. During the six month  period  ended June 30, 2004 the Company issued 0 (fiscal 2003 -
          0) common shares for cash of $0 (fiscal 2003 - $0). In May 2004 that the Company closed the private placement announced March 15, 2004. The private placement consisted of 1,000,000 shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000. As at November 22, 2004, the shares had not yet been issued. During the six month period ended June 30, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $0 (fiscal 2003 - $0). For the six month period ended June 30, 2004 the Company recorded a net loss of $104,601 (fiscal 2003 - $4,382) or $0.01 per share (fiscal 2003 - $0.00 per share).

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

          The  Company  will concentrate its 2004/2005 exploration activities on
          (1) the Haldeevskaya mineral exploration licence area located in the Kozhim Region, of the Republic of Komi, Russian Federation and (2) examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

          The 2004/2005 exploration work program on the Haldeevskaya mineral exploration licence area will entail lithochemical studies, surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, analytical testing of the lithochemical samples taken in 2003 and 2004, geophysical surveying, topographic and geodetic surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

ITEM 2. Changes in Securities

     No  securities were issued during the six month period ended June 30, 2004.

ITEM 3. Defaults Upon Senior Securities

     Not  Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not  Applicable

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


3.1.1  Certificate of Incorporation*
3.1.2  Certificate of Amendment to the Certificate of Incorporation*
3.2.1  By-laws*
13.1   Form 10-KSB for the Year Ended December 31, 2003*
13.2   Form 10-QSB for the quarter ended March 31, 2004*
31.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002
32.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002
99.1   Corporate Governance Principles*

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