Form 10QSB
period 2004-09-30
CIGMA METALS CORP
filed 2004-11-24
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2004
                                         --------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15  (d) OF THE EXCHANGE ACT

     For  the transition period from ___________________  to ___________________

     Commission  file  number  0-27355
                               -------

CIGMA  METALS  CORPORATION
--------------------------
(Exact  name  of  small  business  issuer  as  specified  in  its  charter)

Florida                                            98-0203244
-------                                            ----------
(State  or  other  jurisdiction  of                (IRS Employer
incorporation or organization)                     Identification  No.)


PO  BOX  73529,  1014  Robson  Street,  Vancouver,  B.C.,  Canada  V6E  4L9
---------------------------------------------------------------------------
(Address  of  principal  executive  offices)

(604)  687-4701
---------------
(Issuer's  Telephone  Number)


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


                                      INDEX

                                                                        Page No.
PART  I.     Financial  Information

Item  1.     Financial  Statements
               Balance  Sheets  --                                         3
               September  30,  2004  and  December  31,  2003

               Statements  of  Operations  --                              4
               Nine  months  Ended  September  30,  2004

               Statements  of  Cash  Flows  --                             5
               Nine  months  Ended  September  30,  2004

               Notes  to  Consolidated  Financial  Statements              6

Item  2.     Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations          9

Item  3.     Controls  and  Procedures                                    12

PART  II.     Other  Information

Item  1.     Legal  Proceedings                                           12

Item  2.     Changes  in  Securities                                      12

Item  3.     Defaults  Upon  Senior  Securities                           12

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  12

Item  5.     Other  Information                                           13

Item  6.     Exhibits  and  Reports  on  Form  8-K                        13

Signatures                                                                13


CIGMA  METALS  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Balance  Sheets  (Unaudited)
September  30,  2004  and  December  31,  2003
(Expressed  in  U.S.  Dollars)
--------------------------------------------------------------------------------
                                                    September 30    December 31
                                                            2004           2003
--------------------------------------------------------------------------------
ASSETS

Current
  Cash                                             $     774,550   $        103
  Available-for-sale securities                          217,085        279,124
--------------------------------------------------------------------------------
Total current assets                                     991,635        279,227

Mineral properties and exploration licences                    -              -
--------------------------------------------------------------------------------
Total assets                                       $     991,635   $    279,227
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
  Accounts payable and accrued liabilities         $      51,961   $     46,738
--------------------------------------------------------------------------------

Stockholders' Equity

Share capital,
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    14,000,000 (2003 - 14,000,000) common shares           1,400          1,400
Additional paid in capital                               700,200        700,200
Common stock to be issued                              1,000,000              -
Accumulated deficit during the development stage        (649,034)      (418,258)
Accumulated other comprehensive income (loss)           (112,892)       (50,853)
--------------------------------------------------------------------------------
Total stockholders' equity                               939,674        232,489
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $     991,635   $    279,227
================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

CIGMA  METALS  CORPORATION  &  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statements  of  Operations  (Unaudited)
(Expressed  in  U.S.  Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                 January 13   Three months    Three months     Nine months    Nine months
                                            1989 (inception)         Ended           Ended           Ended          Ended
                                            to September 30   September 30    September 30    September 30   September 30
                                                       2004           2004            2003            2004           2003
--------------------------------------------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general                 $     130,629   $      21,054   $       2,073   $      35,061   $      3,592
  Foreign exchange (gain) loss                         721             721               -             721              -
  Interest expense                                   1,881             307              19             538             72
  Professional fees - accounting and legal         147,561          42,605            (710)         43,538            500
  Salaries and consulting fees                     218,254          21,734           1,600          31,467          3,200
  Property search and negotiation                   32,146           8,686               -          32,146              -
--------------------------------------------------------------------------------------------------------------------------
                                                   531,192          95,107           2,982         143,471          7,364
Exploration expenses                               153,042          32,897               -          89,617              -
--------------------------------------------------------------------------------------------------------------------------
Total expenses                                     684,234         128,004           2,982         233,088          7,364
--------------------------------------------------------------------------------------------------------------------------

Other income
  Interest income                                   35,200           1,829               -           2,312              -
--------------------------------------------------------------------------------------------------------------------------
Net (loss) for the period                    $    (649,034)  $    (126,175)  $      (2,982)  $    (230,776)  $     (7,364)
==========================================================================================================================

Loss per share                                               $       (0.01)  $       (0.00)  $       (0.02)  $      (0.00)
==========================================================================================================================

Weighted average shares outstanding                             14,000,000      14,000,000      14,000,000     14,000,000
==========================================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.


CIGMA  METALS  CORPORATION  AND  SUBSIDIARIES
(An  exploration  stage  enterprise)

Consolidated  Statement  of  Cash  Flows  (Unaudited)
(Expressed  in  U.S.  Dollars)
----------------------------------------------------------------------------------------------------
                                                           January 13     Nine months    Nine months
                                                     1989 (inception)           Ended          Ended
                                                      to September 30    September 30   September 30
                                                                 2004            2004           2003
----------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities         $    (649,034)  $    (230,776)  $     (7,364)
  Adjustments to reconcile net loss to net cash used
  In operating activities
  - issuance of common stock for                                   -
    mineral properties                                           600               -              -
    services rendered                                          1,000               -              -
  Changes in assets and liabilities:
  - decrease (increase) in receivables                      (179,992)              -              -
  - increase(decrease) in accounts payable                    51,961           5,223          7,478
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                       (775,465)       (225,553)           114
----------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of available for sale securities                 (149,985)              -              -
  Purchase of property plant and equipment                         -               -              -
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                       (149,985)              -              -
----------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of common stock                   1,700,000       1,000,000              -
----------------------------------------------------------------------------------------------------
Net cash from financing activities                         1,700,000       1,000,000              -
----------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                   774,550         774,447            114
Cash and cash equivalents, beginning of period                     -             103             83
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $     774,550   $     774,550   $        197
====================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  financial  statements.

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)
--------------------------------------------------------------------

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

2.   Basis  of  Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

(d)  Mineral  Properties  and  Exploration  Expenses

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2004 and December 31, 2003, the Company did not have proven reserves.

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

(g)  Advertising  Expenses

     The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003.

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

4.   Common  shares  outstanding

     As at September 30, 2004, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 14,000,000 common shares issued and outstanding at September 30, 2004 and November 22, 2004. In May 2004 that the Company closed the private placement announced in March 2004. The private placement consists of 1,000,000 shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000. As at November 22, 2004 the shares had not yet been issued.

5.   Stock  Options  Outstanding

     At September 30, 2004 and December 31, 2003 the Company had no options outstanding.

6.   Related  Party  Transactions

     Related party transactions not disclosed elsewhere in these financial statements include:

     During the nine month period ended September 30, 2004, salaries and consulting fees of $24,000 (fiscal 2003 - $0) were paid or are payable to directors.

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

(B) Significant developments during the nine month period ended September 30, 2004 and Subsequent Events

     During the nine month period ended September 30, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0). In May 2004 that the Company closed the private placement announced in March 2004. The private placement consists of 1,000,000 shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000. As at November 22, 2004 the shares had not yet been issued.

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

     During the nine months ended September 30, 2004 the Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera, a company registered in Russia, to explore the Haldeevskaya mineral exploration licence. The licensed area is located in the Khaldeevo sector, 25km east of the city of Tomsk, Tomsk District, Russian Federation.

     Exploration expenses on the Haldeevskaya mineral exploration licence area located in the Kozhim Region, of the Republic of Komi, Russian Federation totalled $89,617 during the nine months ended September 30, 2004 (fiscal 2003 - $0).

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

(D)  Results  of  Operations

     Nine months Ended September 30, 2004 (Fiscal 2004) versus Nine months Ended September 30, 2003 (Fiscal 2003)

     The Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - 0).

     The Company had no operating revenues for the nine month period ended September 30, 2004 (fiscal 2003 - $0).

     For the nine months ended September 30, 2004 the Company recorded a loss of $230,776 (fiscal 2003 - $7,364) or $0.02 per share (fiscal 2003 - $0.00 per share).

     General and administrative expenses - For the nine month period ended September 30, 2004 the Company recorded general and administrative expenses of $143,471 (fiscal 2003 - $7,364). The fiscal 2004 amount includes, professional fees - accounting $933 (fiscal 2003 - $0) and legal $42,605 (fiscal 2003 - $500).

     Exploration expenditures - For the nine month period ended September 30, 2004 the Company recorded exploration expenses on the Haldeevskaya mineral exploration licence area located in the Kozhim Region, of the Republic of Komi, Russian Federation of $89,617 (fiscal 2003 - $0).

(E)  Capital  Resources  and  Liquidity

     At September 30, 2004 the Company had cash of $774,550 (fiscal 2003 - $197) and working capital of $939,674 (fiscal 2003 working capital - $168,742) respectively. Total liabilities as of September 30, 2004 were $51,961 (fiscal 2003 - $36,565), an increase of $15,396. During the nine month period ended September 30, 2004 the Company issued 0 (fiscal 2003 - 0) common shares for cash of $0 (fiscal 2003 - $0). In May 2004 that the Company closed the private placement announced in March 2004. The private placement consisted of 1,000,000 shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000. As at November 22, 2004, the shares had not yet been issued. During the nine month period ended September 30, 2004 investing activities consisted of additions to mineral properties $0 (fiscal 2003 - $0) and additions to plant and equipment $0 (fiscal 2003 - $0). For the nine month period ended September 30, 2004 the Company recorded a net loss of $230,776 (fiscal 2003 - $7,364) or $0.02 per share (fiscal 2003 - $0.00 per share).

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

ITEM  2.     Changes  in  Securities

     No securities were issued during the nine month period ended September 30, 2004.

ITEM  3.     Defaults  Upon  Senior  Securities

     Not  Applicable

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Not  Applicable

ITEM  5.     Other  Information

None.

ITEM  6.    Exhibits  and  Reports  on  Form  8-K

(a)         Exhibits:

3.1.1       Certificate  of  Incorporation*
3.1.2       Certificate  of  Amendment  to  the Certificate of Incorporation*
3.2.1       By-laws*
13.1        Form  10-KSB  for  the  Year  Ended  December  31,  2003*
13.2        Form  10-QSB  for  the  quarter  ended  March  31,  2004*
13.3        Form  10-QSB  for  the  quarter  ended  June  30,  2004*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1        Corporate  Governance  Principles*
--------
*  Previously  Filed

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


                                      CIGMA  METALS  CORPORATION
                                      --------------------------

                                      Registrant

Date:     November  22,  2004
          -------------------
                                      BY:     /s/ Agustin  Gomez  de  Segura
                                              ------------------------------
                                              Agustin  Gomez  de  Segura
                                              Director


Date:     November  22,  2004
          -------------------

                                      BY:     /s/ Jorge  L.  Lacasa
                                              ---------------------
                                              Jorge  L.  Lacasa
                                              Director