Form 10KSB
period 2004-12-31
CIGMA METALS CORP
filed 2006-03-14
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF  1934
                     For the Fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number           0-27355

CIGMA METALS CORPORATION
(Name of small business issuer in its charter)

Florida                                            98-0203244
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

1 Edith Place, Coolum Beach, Queensland, Australia                4573
(Address  of  principal  executive  offices)                   (Zip Code)

Issuer's telephone number +61 7 54716370

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $45,506,000 as of July 8, 2005 (December 31, 2004 $33,972,000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,000,000 shares of common stock were outstanding as of July 8, 2005 (December 31, 2004 - 14,000,000).

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

     Cigma Metals Corporation is engaged through its subsidiaries in the exploration of precious and base metals properties located in the Russian Federation. None of the Company's properties contain any known Mineral Reserves. See "Item 2. Description of Property."

(B)  Significant Developments in Fiscal 2004 and Subsequent Events.

The Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     In March 2004 the Company moved it's executive office from Vancouver, Canada to Queensland, Australia.

     In May 2004 the company closed a private placement of 1,000,000 common shares at a price of USD $1.00 per share for aggregate proceeds of USD $1,000,000.

     In August 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera, a company registered in Russia, to explore the Haldeevskaya mineral exploration licence. The licensed area is located in the Khaldeevo sector, 25 km north east of the city of Tomsk, Tomsk District, Russian Federation.

(C)  Exploration and Development.

The Company conducts its activities from its offices in Coolum Beach, Queensland, Australia and Tomsk, Russia. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     During 2004 the Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     On August 30, 2004, the company signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a simple partnership to explore the Haldeiskaja license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km East of the city of Tomsk. Geosphera would earn a 51% interest in the partnership by contributing the license for the Haldeiskaja area and the geological data. The license and the geological data was valued at US$52,000. Cigma would earn a 49% interest in the partnership by paying US$50,000 (paid May 26, 2004 to Geosphera). Cigma increased it's interest in the partnership to 80% (Geosphera
- 20%) by funding US$350,000 of exploration expenditures on the licensed property in 2004 (the final payment was made to Geosphera in November 2, 2004). Geosphera is the manager of the project.

     Under the terms of the Joint Activity Agreement, a joint venture company, HaldeyGold Ltd., was registered with the Ministry of the Russian Federation for Taxes and levies on January 19, 2005 in order to conduct further financing and exploration work on the Haldeiskaja license areaThe partnership transferred the Haldeiskaja mineral exploration license along with all relevant geological data to HaldeyGold on March 16, 2005. Cigma has an 80% (Geosphera 20%) interest in Haldeygold. See item 2 property description.

Initial work by the Cigma/Geosphera joint activity agreement focused on the results obtained from previous workers during the period 1998 - 2001. During this time the TPU (Tomsk Polytechnic University) conducted litho-hydro-geochemical surveys at 1:200,000 scale. Data was filtered and two areas of anomalous mineralisation were selected. Further more detailed geochemical surveys at 1:50,000 scale were carried over the Haldeiskaja area. The result of these investigations made it possible to draw contour maps over the Haldeiskaja area for anomalous gold.

Within these areas gold occurrences and small placer deposits were found along with gold anomalies and associated elements; visible gold and high-grade gold drill hole samples were noted and resources of ore and localized placer gold deposits were calculated. Due to lack of financial support the real gold bearing potential for the region, despite several direct and indirect gold occurrences, was not completely assessed or evaluated.

During 2003, Geosphera, in association with the TPU, conducted geological investigations in the region covering the project areas.

Geological studies within the Haldeiskaja license area were conducted over areas of known mineralisation. During the preliminary stages all the materials and data obtained by the previous researchers and geologists were systematized and processed, a computer data base of geological, geophysical and geochemical data was created, and the data was interpreted.

As a result, several geochemical fields considered prospective for gold mineralisation were outlined from the litho and hydro-geochemical studies. Grades of gold in anomalous hydro-geochemical fields vary from 0.015 to 0.3 microgram Au/liter, and in litho-chemical fields - from 0.03 to 0.2 g Au/t. In 2003-2004 control studies were carried out, litho-chemical (soil) studies were conducted at a 1:50,000 scale (500x50 meters).

In 2003, within the most interesting and prospective Verkhnekamensk area, a litho-chemical survey was carried out and a geophysical campaign was completed within an area of 13.1 .km2 (200x50 metres). Geophysical studies included magnetic surveys, electric prospecting by symmetric electric profiling and natural field methods (IP and SP). Collected samples were analyzed by the spectral method and the gold chemical spectrum method. Results of litho-chemical and geophysical studies made it possible to contour the areas prospective for gold mineralisation.

In 2004 a soil sampling survey was carried out over the Haldeiskaja project at a 1:10,000 scale (100x20 metres) grid. Simultaneously geophysical studies (magnetic survey and electrical profiling) were conducted at 1:5.000 scale (50x5metres) over an area of 7.1 km2. The purpose of these studies was to localise the mineralized zones and to reveal areas for further drilling. The processing and interpretation of the geophysical data was completed. At the time of reporting the Litho-chemical samples are currently in the analytical laboratory awaiting assay.

Regionally, the Haldeiskaja license has been evaluated through a series of geophysical and geochemical techniques over the years. The lack of bedrock exposure within the licenses has required indirect methods to interpret the underlying geological environment. The geology (lithology as well as structure) of the areas has been interpreted primarily through geophysical techniques. Years of geochemical work, including litho-geochemical and hydro-geological studies (rock chips, silt, soil and water samples) have outlined areas of potential mineral interest. The immediate target areas within the Haldeiskaja license are interpreted as carbonaceous shale units striking in a general north-south direction which have been affected by east-west structures as well as similarly oriented diabase dyke swarms.

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

Exploration expenditures during 2004 amounted to USD $350,000 of which USD $48,060 was spent on data processing, USD $186,405 was spent on the Verkhnekamenski anomaly, USD $99,538 was spent on the Sukhrechenski anomaly and USD $15,997 was spent on sundaries including various taxes.


(D)  Employees.

Cigma and its wholly owned subsidiaries employed 3 persons as of December 31, 2004, of which 0 were covered by collective bargaining agreements. The relationship of the Company and its subsidiaries with their employees and contractors is considered by the Company to be satisfactory. During 2004, 2003 and 2002, there were no strikes or walkouts.

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

The Company has an interest in one mineral exploration licence. The property has no known reserves. The Company has no history of earnings or cash flow from operations. Historically, the only source of funds available to the Company is through (i) the sale of its equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, the Company may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of its properties. While the Company may generate additional working capital through the operation, development, sale or possible syndication of its properties, there is no assurance that any such funds will be available for operations.

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

(K)  Conflicts of interest.

Messrs. Pearl, Lacasa, Mueller and de Segura, who serve as the Company's directors, may also be directors of other mineral resource companies and, if those other companies participate in ventures in which the Company may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to the Company's directors' conflicting interests, the Company may be precluded from participating in certain projects that the Company might otherwise have participated in, or the Company may obtain less favorable terms on certain projects than the Company might have obtained if the Company's directors were not also directors of other participating mineral resources companies. In an effort to balance their conflicting interests, the Company's directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to the Company but adverse to their other companies. Additionally, it is possible that the Company may not be afforded certain opportunities to participate in particular projects because those projects are assigned to the Company directors' other companies for which the directors may deem the projects to have a greater benefit. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

(L)  Currency fluctuations.

The Company maintains its accounts in United States dollars. The Company's operations in Australia, Canada, the Russia Federation and United States make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. At the present time the Company does not engage in hedging activities.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Haldeiskaja license is characterized by intensive litho and hydro-geochemical anomalies. The interpreted geological environment of the area based on geophysical interpretation from past studies while the alteration patterns, interpreted geology, interpreted structural environment (based on geophysical and geochemical studies) and assay results are from Soviet drilling from the past. The gold zone geometry appears as isometric zonal structures about 20 kilometres in diameter. The geochemical anomalies of gold, their accompanying elements, and rare earth elements are interpreted by Cigma and Geosphera to be indicative of intense activity of hydrothermal alteration of the host rocks. Such intense hydrothermal processes can focus mineralisation into gold deposits. Gold values in river mud and clays are hundredths and tenths of g Au/t, and several samples assay at more than 0.1 g Au/t. The background values may indicate much higher values of gold in bedrock. A similar example is seen at the Natalkinsk deposit, in the Magadan region (Russian Far East), containing proven reserves of 250 tons of gold (non- CIMM compliant), which have a litho-chemical surface anomaly with maximum gold values of 0.032 g Au/t (verbal communication - Tomsk Polytechnic Institute).

The litho and hydro-geochemical anomalies indicate 3 gold litho-geochemical surface and geophysical anomalies areas of interest within the Haldeiskaja license, namely, the Semilushensk, Kolbikhinsk, and Verkhnekamsk anomalies. The Semilushensk anomaly is situated in the north-western part of the Haldeiskaja area. Hosted within the sedimentary sequence, are interpreted zones of longitudinal faults with intensive carbonatization and sulphidization. The zones are typified by interpreted impregnations of pyrite, arsenopyrite, antimonite and occasionally sphalerite for a thickness of tens of meters.

Since 1929 this area has been prospected for Antimony (Sb); of these, 3 antimony occurrences were found which also contained gold. Surface trenches and drilling followed a mineralized antimony zone and quartz-antimony zone for a distance of 150 meters. The antimony grades varied from 0.98% to 21.40%. The quartz-antimony deposits form lenses and vein-like quartz bodies located within fracture zones. The antimony resources were later calculated, from the drilling data, at 240 tons of antimony (non-CIMM -compliant). In the core samples from 7 of the boreholes, grades of 1 to3 g Au/t was noted, but these gold zones, quartz veins and veinlets were not systematically assayed, and no resource was calculated, nor any exploration carried-out targeting gold.

The Semilushensk anomaly has since become the focus of a biogeochemical (birch foliage) and litho-geochemical survey along the rivers covering an area of 20 km2. Litho-geochemical sampling of 140 boreholes, drilled at 60 to 80 metre depths in the past on a 250 x 50 metre grid over an area of 1.5 km2 was completed outlining primary and secondary anomalies of antimony, arsenic, silver, etc with gold contents in the primary anomalies of up to 0.5 g Au/t (poor recoveries). These elements form complex anomalies along a north northeast strike and stretch for hundreds of meters and up to kilometres with widths of 100 to 200 metres. The Cigma Metals Corp. Joint Venture has since conducted investigations within the entire Semilushensk area of interest. These studies included litho-geochemical surveys and prospecting along rivers (500x50 metres) and geological studies. Samples were taken and have been prepared for analysis. The analysis will make it possible to contour the zones of interest and to determine the methods and necessary techniques for further exploration. No geochemical analyses have been performed as yet.

The Kholbikhinsk area is in the central part of the Haldeiskaja license area. At the end of the 19th century 3.5 kilograms of gold were officially recovered from the placer deposits located within this field. During the 1990s special studies were conducted for gold placer deposits and resources of 140 kilograms were calculated by the Soviets on the basis of data obtained from drilling (non CIMM compliant). In 2001 a shallow pit revealed a quartz vein measuring 0.4 metres in width with a veinlet of visible gold, 0.5 cm in width. The quartz was not sampled, the vein was not followed-up, and the area was not studied.

The Cigma Metals Corp Joint Venture has since carried out a litho-geochemical survey (soil) on a 500 by 50 metre grid, and approximately 9,000 samples have been prepared and are awaiting analytical test results.

The Verkhnekamensk anomalous area is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and the volcanic rocks. As a result of the litho-geochemical, geological and geophysical studies, conducted by Geosphera, 2 mineralized zones of an east-west strike have been outlined and plotted at 1:20,000. These zones are traced across the area for 3 kilometres with widths ranging from 250 to 700 metres. Within these zones 3 anomalies were found and appear prospective for gold mineralisation. The potential for gold mineralization may exist at the intersection of sub-latitudinal (east-west) mineralized zones and sub-meridian zones (north-south) of silicification and diagonal dyke belts. Within areas of elevated gold values, bismuth, silver, copper and zinc were found in the secondary dispersion aureoles. Gold geochemical results from clays, up to 30 metres in depth over the target area are tenths and hundredths of g Au/t.

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

             First Quarter   Second Quarter   Third Quarter   Fourth Quarter
-----------------------------------------------------------------------------
2005 - High  $        3.050  $         3.150  $        3.100  $             -
2005 - Low   $        2.700  $         2.900  $        2.000  $             -
2004 - High  $        2.250  $         2.250  $        2.900  $         3.000
2004 - Low   $        1.500  $         1.500  $        1.310  $         1.450
2003 - High  $        1.800  $         2.250  $        1.750  $         2.000
2003 - Low   $        1.600  $         1.750  $        1.100  $         1.450
-----------------------------------------------------------------------------

(b)  Holders:    As  of  July  8,  2005 - 17  (December 31,  2004 - 11)  holders of  record  of  the  Common  Stock.
(c)  Dividends:  No  cash  dividends  were  paid  in  2004 or 2003. No cash dividends have been paid subsequent to December 31, 2004. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and the Company's cash requirements.

     Securities authorized for issuance under equity compensation plan:   None

     The Company has issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2004.

     On May 28, 2004 the Company completed a Private Placement of 1,000,000 common shares priced at USD $1.00 per share for a total consideration of USD $1,000,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The private placement was offered between March 15, 2004 and May 28, 2004. 1,000,000 shares were issued subsequent to December 31, 2004.

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


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(A)  General.

     The Company is a mineral exploration company with offices in Coolum Beach, Australia and Tomsk, Russia and is engaged in the exploration of base, precious metals and industrial minerals worldwide. The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corp. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is an exploration stage enterprise.

     The Company had no revenues during fiscal 2004 and 2003. Funds raised in fiscal 2004 and 2003 were used for exploration of the Company's properties and general administration.

(B)  Results of Operations.

(a) Twelve Months Ended December 31, 2004 (Fiscal 2004) versus Twelve Months Ended December 31, 2003 (Fiscal 2003)

          For the year ended December 31, 2004 the Company recorded a loss of $657,031 or $0.05 per share, compared to a loss of $17,631 ($0.00 per share) in 2003.

          General and administrative expenses - For the year ended December 31, 2004 the Company recorded general and administrative expenses of $214,016 (fiscal 2003 - $17,631). The fiscal 2004 amount includes professional fees
     - accounting $6,312 (fiscal 2003 - $3,000) and legal $43,804 (fiscal 2003 -
     $500).

          Exploration expenditures - For the year ended December 31, 2004 the Company recorded exploration expenses of $46,706 compared to $0 in fiscal 2003. The Company's share of the Cigma/Geosphera Partnership exploration expenses were $361,600 compared to $0 in fiscal 2003.

(b) Twelve Months Ended December 31, 2003 (Fiscal 2003) versus Twelve Months Ended December 31, 2002 (Fiscal 2002)

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

(C)  Capital Resources and Liquidity.

     At December 31, 2004, the Company had cash of $311,845 (2003 - $103) and working capital of $544,438 (2003 working capital - $232,489) respectively. Total liabilities as of December 31, 2004 were $21,722 as compared to $46,738 on December 31, 2003, a decrease of $25,016. In Fiscal 2004 investing activities consisted of investment in partnership $400,000 (2003 - $0). For the year ended December 31, 2004 the Company recorded a loss of $657,031, or $0.05 per share, compared to a loss of $17,631 ($0.00 per share) in 2003.

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

Plans  for  Year  2005

     During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that it will be able to do so.

     During 2005 the Company will concentrate its exploration activities on joint venture Haldeiskaja license area and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The 2005 exploration work program on the Haldeiskaja license will entail completion of data processing from the year 2004, surface mapping, soil sampling and assaying, soil geochemistry, geophysical surveying and drilling. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

     Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2004 and 2003, the Company did not have proven reserves. Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities

     Generally accepted accounting principles require the Company to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If the Company determines there has been impairment, then the Company would be required to write-down the recorded value of its property, plant and equipment costs which would reduce the Company's earnings and net assets.

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


ITEM 7.   FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2004

                    Financial Statements                         Page

    Report of Independent Registered Public Accounting Firm  F-2
    Consolidated Balance Sheets                              F-3
    Consolidated Statements of Operations                    F-4
    Consolidated Statements of Stockholders' Equity          F-5
    Consolidated Statements of Cash Flows                    F-6
    Significant Accounting Policies                          F-7 to F-12
    Notes to Financial Statements                            F-13 to F-15

Financial  Statement  Schedules  *

*Financial Statement Schedules have been omitted as not applicable

Consolidated Financial Statements

CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage company)
December 31, 2004 and 2003
(Expressed in U.S. Dollars)

ERNST & YOUNG


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CIGMA METALS CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

We have audited the accompanying consolidated balance sheet of CIGMA METALS CORPORATION AND SUBSIDIARIES (the "Company") (an exploration stage company) as of December 31, 2004, the related consolidated statements of stockholders' equity (deficit), operations and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as at December 31, 2003 and for the period from January 13, 1989 (inception) to
December 31, 2003 and for the cumulative period from January 13, 1989 (inception) to December 31, 2003 were audited by other auditors whose report dated October 8, 2004 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from January 13, 1989 (inception) to December 31, 2003 include total revenues and net loss of $nil and $418,258, respectively. Our opinion on the statements of stockholders' equity (deficit), operations and cash flows for the period January 13, 1989 (inception) to December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and from January 13, 1989 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada,                                           "ERNST & YOUNG LLP"
August 15, 2005.                                           Chartered Accountants


                                       F2

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                           CONSOLIDATED BALANCE SHEETS
                        [Basis of Presentation - Note 1]

As at December 31                                    (Expressed in U.S. Dollars)


                                                            2004         2003
                                                             $            $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                        311,845         103
Other receivables                                             6,211           -
Available-for-sale securities [note 3]                      248,104     279,124
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        566,160     279,227
--------------------------------------------------------------------------------
Investment in partnership interest [note 4]                       -           -
--------------------------------------------------------------------------------
TOTAL ASSETS                                                566,160     279,227
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                     21,722      46,738
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    21,722      46,738
================================================================================

STOCKHOLDERS' EQUITY
Share capital
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding
    14,000,000 [2003 - 14,000,000] common shares              1,400       1,400
Additional paid in capital                                  700,200     700,200
Common stock to be issued                                 1,000,000           -
Accumulated deficit during the development stage         (1,075,289)   (418,258)
Accumulated other comprehensive income (loss)               (81,873)    (50,853)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                  544,438     232,489
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  566,160     279,227
================================================================================

See accompanying notes

On behalf of the Board:

                                    Director                 Director


                                       F3

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        [Basis of Presentation - Note 1]

Year ended December 31                               (Expressed in U.S. Dollars)


                                         JANUARY 13
                                      1989 (INCEPTION)
                                       TO DECEMBER 31
                                            2004             2004          2003
                                              $               $             $
-----------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
Administrative and general                     145,532        49,964         8,638
Foreign exchange loss                              590           590             -
Interest                                         3,010         1,667            93
Professional fees                              154,139        50,116         3,500
Salaries and consulting fees                   266,320        79,533         5,400
Property search and negotiation                 32,146        32,146             -
-----------------------------------------------------------------------------------
                                               601,737       214,016        17,631
Exploration expenses                           110,131        46,706             -
-----------------------------------------------------------------------------------
Total expenses                                 711,868       260,722        17,631
===================================================================================
OTHER INCOME (EXPENSES)
Partnership loss [note 4]                     (361,600)     (361,600)            -
Writedown of investment in
  partnership interest [note 4]                (38,400)      (38,400)            -
Interest income                                 36,579         3,691             -
-----------------------------------------------------------------------------------
Total other income                            (363,421)     (396,309)            -
-----------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                     (1,075,289)     (657,031)      (17,631)
===================================================================================

LOSS PER SHARE                                                 (0.05)        (0.00)
===================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                       14,000,000    14,000,000
===================================================================================

See accompanying notes


                                       F4

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  [Basis of Presentation - Note 1]


From January 13, 1989 (inception) to December 31, 2004                                               (Expressed in U.S. Dollars)


                                                                                            ACCUM-        ACCUM-
                                                                                            ULATED        ULATED
                                                       ADDI-                   COMP-        DEFICIT        OTHER        TOTAL
                                   COMMON STOCK        TIONAL     STOCK      REHENSIVE      DURING         COMP-       STOCK-
                               ---------------------  PAID-IN     TO BE       INCOME      EXPLORATION    REHENSIVE    HOLDERS'
                                 SHARES     AMOUNT    CAPITAL     ISSUED      (LOSS)         STAGE      INCOME(LOSS)   EQUITY
                                   #           $         $          $            $             $             $            $
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
  administrative services
  provided on August 2, 1981    1,000,000        100       900           -           -              -            -        1,000
Component of comprehensive
  (loss)
Net (loss) for the period               -          -         -           -      (1,000)        (1,000)           -       (1,000)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            (1,000)
================================================================================================================================
Balance, December 31,
  1991 to 1997                  1,000,000        100       900           -           -         (1,000)           -            -
Issuance of stock for
  mineral property rights
  on April 2, 1998              6,000,000        600         -           -           -           (600)           -          600
Component of comprehensive
  (loss)
Net (loss) for the period               -          -         -           -        (600)             -            -         (600)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                              (600)
================================================================================================================================
Balance, December 31, 1998      7,000,000        700       900           -                     (1,600)           -            -
Issuance of common stock for
  cash on March 31, 1999        7,000,000        700   699,300           -           -              -            -            -
Component of comprehensive
  (loss)                                           -         -           -           -              -            -            -
Net (loss) for the period               -          -         -           -    (141,392)             -            -     (141,392)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                          (141,392)
================================================================================================================================
Balance, December 31, 1999     14,000,000      1,400   700,200           -                   (142,992)           -      558,608
Component of comprehensive
  (loss)
Net (loss) for the period               -          -         -           -    (211,182)      (211,182)           -     (211,182)
Change in unrealized (loss)             -          -         -           -     (77,734)             -      (77,734)     (77,734)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                          (288,916)
================================================================================================================================
Balance, December 31, 2000     14,000,000      1,400   700,200           -                   (354,174)     (77,734)     269,692
Component of comprehensive
  (loss)
Net (loss) for the period               -          -         -           -     (25,510)       (25,510)           -      (25,510)
Change in unrealized (loss)             -          -         -           -     (17,803)             -      (17,803)     (17,803)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           (43,313)
================================================================================================================================
Balance, December 31, 2001     14,000,000      1,400   700,200           -                   (379,684)     (95,537)     226,379
Component of comprehensive
  income (loss)
Net (loss) for the period               -          -         -           -     (20,943)       (20,943)           -      (20,943)
Change in unrealized gain               -          -         -           -      48,407              -       48,407       48,407
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            27,464
================================================================================================================================
Balance, December 31, 2002     14,000,000      1,400   700,200           -                   (400,627)     (47,130)     253,843
Component of comprehensive
  (loss)
Net (loss) for the period               -          -         -           -     (17,631)       (17,631)           -      (17,631)
Change in unrealized gain               -          -         -           -      (3,723)             -       (3,723)      (3,723)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           (21,354)
================================================================================================================================
Balance, December 31, 2003     14,000,000      1,400   700,200           -                   (418,258)     (50,853)     232,489
Common stock to be issued               -          -         -   1,000,000           -              -            -    1,000,000
Component of
  comprehensive (loss)
Net (loss) for the period               -          -         -           -    (657,031)      (657,031)           -     (657,031)
Change in unrealized gain               -          -         -           -     (31,020)             -      (31,020)     (31,020)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                          (688,051)
================================================================================================================================
Balance, December 31, 2004     14,000,000      1,400   700,200   1,000,000                 (1,075,289)     (81,873)     544,438
================================================================================================================================

See accompanying notes


                                       F5

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        [Basis of Presentation - Note 1]

Year ended December 31                                           (Expressed in U.S. Dollars)


                                                      JANUARY 13
                                                   1989 (INCEPTION)
                                                    TO DECEMBER 31
                                                         2004            2004        2003
                                                           $               $           $
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                  (1,075,289)    (657,031)   (17,631)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Issuance of common stock for mineral
    property rights                                             600            -          -
  Issuance of common stock for services rendered              1,000            -          -
  Partnership loss                                          361,600      361,600          -
  Writedown of investment in partnership interest            38,400       38,400          -
  Accumulated unrealized losses on available
    for sale securities                                     (81,873)     (31,020)    (3,723)
Changes in assets and liabilities
  Decrease (increase) in available-for-sale
    securities                                             (248,104)      31,020      3,723
  (Increase) in other receivables                            (6,211)      (6,211)         -
  Increase (decrease) in accounts payable
    and accrued liabilities                                  21,722      (25,016)    17,651
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                               (988,155)    (288,258)        20
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Investment in partnership interest                         (400,000)    (400,000)         -
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (400,000)    (400,000)         -
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                    1,700,000    1,000,000          -
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,700,000    1,000,000          -
--------------------------------------------------------------------------------------------

INCREASE IN CASH FOR THE PERIOD                             311,845      311,742         20
Cash and cash equivalents, beginning of period                    -          103         83
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    311,845      311,845        103
============================================================================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                         3,910        1,667         93
Income taxes paid in cash                                         -            -          -
============================================================================================

See accompanying notes


                                       F6

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


1. BASIS OF PRESENTATION

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

These consolidated financial statements do not include any adjustments that might result from this uncertainty and have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company are dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production.


2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF ACCOUNTING

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


                                       F7

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. As at December 31, 2004 and 2003, cash and cash equivalents consist of cash only.

MINERAL PROPERTIES AND EXPLORATION EXPENSES

Mineral property acquisition, exploration and development costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from reserves equals or exceeds the costs deferred. The deferred costs will be amortized using the unit-of-production method when a property reaches commercial production. As at December 31, 2004, the Company did not have proven or probable reserves.

ASSET RETIREMENT OBLIGATIONS

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires a liability to be recorded for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made on an as required basis.

As at December 31, 2004 and 2003, the Company did not have any asset retirement obligations.


                                       F8

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

INVESTMENT IN PARTNERSHIP INTEREST

The investment in a partnership interest is carried at cost and adjusted for any return of capital and any allocation of profits and or losses. Fair value adjustments may be required where there are long term concerns relating to the impairment of the interest.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income, unless a permanent impairment in value has occurred, which is then charged to operations. Realized gains and losses are determined on an average cost basis when securities are sold.

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

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company rarely maintains balances in a financial institution beyond the insured amount. As of December 31, 2004 and 2003, the Company has no deposit in a bank beyond insured limits.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Total advertising costs charged to expenses for the years ended December 31, 2004 and 2003 were $nil and $nil, respectively.


                                       F9

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, other receivables, and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

INTANGIBLE ASSETS

The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. An intangible asset with a definite life is required to be amortized over its useful life or its estimated useful life.

The company does not have any goodwill or intangible assets with indefinite or definite lives.


                                     F10

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

EARNING (LOSS) PER SHARE

Basic earning (loss) per share is computed using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2004 and 2003 because there is no potential dilutive securities.


                                     F11

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charge to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or, (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAR 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123 (R), will not have a material impact on the Company's financial statements.


                                     F12

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


3. AVAILABLE-FOR-SALE SECURITIES

                                  GROSS        GROSS        ACCUMULATED
                               UNREALIZED    UNREALIZED     UNREALIZED      MARKET
                       COST       GAINS       (LOSSES)    GAINS (LOSSES)     VALUE
                        $           $            $               $             $
------------------------------------------------------------------------------------
December 31, 2002
  Equity securities   329,977       53,740     (100,870)         (47,130)   282,847
Change during the
  year                      -       68,273      (71,996)          (3,723)    (3,723)
------------------------------------------------------------------------------------
December 31, 2003
  Equity securities   329,977      122,013     (172,866)         (50,853)   279,124
Change during the
  year                      -       48,516      (79,536)         (31,020)   (31,020)
------------------------------------------------------------------------------------
December 31, 2004
  Equity securities   329,977      170,529     (252,402)         (81,873)   248,104
====================================================================================

4. INVESTMENT IN PARTNERSHIP INTEREST

On August 30, 2004, the Company signed a Joint Activity Agreement with OOO Science-Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a simple partnership to explore the Haldeevskaya licence located in the Tomsk district of the Tomsk Region of the Russian Federation, 25km east of the city of Tomsk. Geosphera would earn a 51% interest in the partnership by contributing the licence for the Haldeevskaya area and the geological data. The licence and geological data was valued at $52,000. Cigma would earn a 49% interest in the partnership by paying $50,000 (paid May 26, 2004 to Geosphera). Cigma increased its interest in the partnership to 80% (Geosphera - 20% interest) by funding $350,000 of exploration expenditures on the licenced property in 2004 (the final payment was made to Geosphera November 2, 2004). Geosphera is the manager of the project.

Consistent with the Company's accounting policies, acquisition and exploration costs on unproven reserves are to be charged to operating costs as incurred.


                                     F13

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


4. INVESTMENT IN PARTNERSHIP INTEREST (CONT'D.)

The Company's investment in partnership interest is as follows:

                                                   2004     2003
                                                     $        $
-----------------------------------------------------------------
Capital invested                                  400,000       -
Operating loss                                    361,600       -
-----------------------------------------------------------------
                                                   38,400       -
Writedown of investment in partnership interest   (38,400)      -
-----------------------------------------------------------------
Partnership interest at December 31, 2004               -       -
=================================================================

5. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements:

[a]  During  the fiscal year 2004, salaries and consulting fees of $54,000 [2003
     - $nil] were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties. As at December 31, 2004, $4,000 [2003 - $nil] of the amount is included in accounts payable and accrued liabilities.


6. INCOME TAXES

There is no tax expense charged to the Statement of Operations for the years ended December 31, 2004 and 2003. The Company has estimated net losses for tax purposes to December 31, 2004, totaling approximately $1,080,000 [2003 - $418,000] which may be applied against future taxable income. These losses will expire in the years 2011 through 2024. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.


                                     F14

CIGMA METALS CORPORATION AND SUBSIDIARIES
(an exploration stage company)

                          NOTES TO FINANCIAL STATEMENTS


December 31, 2004 and 2003                           (Expressed in U.S. Dollars)


6. INCOME TAXES (CONT'D.)

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                           2004        2003
                            $           $
----------------------------------------------
Tax loss carryforwards    365,000     142,000
Valuation allowance      (365,000)   (142,000)
----------------------------------------------
                                -           -
==============================================

7. SUBSEQUENT EVENTS

[a] Pursuant to the terms of the Joint Activity Agreement, a joint venture company, HaldeyGold Ltd., will be registered in the Russian Federation in order to conduct further financing and exploration work on the Haldeevskaya licence area. HaldeyGold was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Partnership transferred the Haldeevskaya mineral exploration licence along with all relevant geological data to HaldeyGold on March 16, 2005. Cigma has an 80% (Geosphera 20%) interest in HaldeyGold.

     Cigma has agreed to fund an additional $300,000 and $2,450,000 toward the 2005 and 2006 HaldeyGold exploration budgets, respectively. In the event that the Company decides not to fund the $300,000 in the 2005 exploration budget, the Company's interest in HaldeyGold will be reduced to 20%. In the event that the Company funds less than $1,500,000 of the 2006 exploration budget, the Company's interest in HaldeyGold will be reduced to 50%. Geosphera's ownership interest in HaldeyGold can not be reduced below 20%.

[b] On May 28, 2004 the Company completed a Private Placement of 1,000,000 common shares priced at USD $1.00 per share for a total consideration of USD $1,000,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. The private placement was offered between March 15, 2004 and May 28, 2004. 1,000,000 shares were issued in May 2005.


8. CUMULATIVE FIGURES

Certain 2003 cumulative figures have been reclassified to conform with the financial statement presentation adopted for 2004.


                                     F15

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with the Company's Accountants concerning accounting or financial disclosure.

ITEM  8A.  CONTROLS  AND  PROCEEDURES.

     The principal executive and principal financial officers of the Company have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in our controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


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

Name                                                   Position
----                                                   --------
Lars Pearl                Age 43, President and Director since March 15, 2004. Independent geologist with over 15 years experience in both surface and underground geological exploration.

Waldemar K. Mueller       Age 56, Director since March 15, 2004. Geologist, Chairman and managing Director of Kiintas Mining Management PTY Ltd.

Jorge L. Lacasa           Age 63, Director since April 17, 1998. President of Alanco
                          Development Inc., a project finance company. Between 1993 and
                          1997 advisor to United States gas company Enron in the
                          Commonwealth of Independent States ("CIS").

Agustin Gomez de Segura   Age 52, Director since April 17, 1998. 1994 to 1998 Vice President of the Russian investment bank Alina-Moscow.

     There are no family relationships between any of the directors or executive officers. No director or executive officer has been involved in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer. Agustin Gomez de Segura is the independent audit committee financial expert serving on the Company's audit committee.

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


ITEM 10.  EXECUTIVE  COMPENSATION.

(A)  General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

------------------------------------------------------------------------------------------------------
                             Annual Compensation          Long-Term Compensation
                             ---------------------------  --------------------------------------------
                                                          Awards                     Payments
                                                          -------------------------  -----------------
                                                                       Securities
                                                 Other                   Under-                  All
                                                 Annual   Restricted      Lying                 other
                                                Compen-      Stock      Options/      LTIP     Compen-
Name And              Year   Salary   Bonuses    Sation    Award(s)       SARs       Payouts    sation
Principal Position             ($)      ($)       ($)         ($)          (#)         ($)       ($)
         (a)           (b)     (c)      (d)       (e)         (f)          (g)         (h)       (i)
--------------------  -----  -------  --------  --------  -----------  ------------  --------  -------
Lars Pearl            2004   42,000     -0-       -0-        None         None        None       -0-
                      --------------------------------------------------------------------------------
President and         2003     -0-      -0-       -0-        None         None        None       -0-
                      --------------------------------------------------------------------------------
Director              2002     -0-      -0-       -0-        None         None        None       -0-
                      --------------------------------------------------------------------------------
Waldemar K. Mueller   2004   12,000     -0-       -0-        None         None        None       -0-
                      --------------------------------------------------------------------------------
Vice President and    2003     -0-      -0-       -0-        None         None        None       -0-
                      --------------------------------------------------------------------------------
Director              2002     -0-      -0-       -0-        None         None        None       -0-
------------------------------------------------------------------------------------------------------

Lars Pearl succeeded Agustin Gomez de Segura as President of the Company on March 15, 2004. None of the Company's officers or directors was party to an employment agreement with the Company. During the fiscal year ending December 31, 2004 the entire board of directors acted as the Company's compensation committee and audit committee.

(B)  Options/SAR Grants Table

     The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

-------------------------------------------------------------------------------------
                          Option/SAR Grants in Last Fiscal Year
                                  (Individual Grants)
-------------------------------------------------------------------------------------
                                          Percent Of
                       Number of        Total Options/
                       Securities        SARs Granted
                       Underlying        To Employees        Exercise Or   Expiration
                      Option/SARs         In Fiscal          Base Price       Date
Name                  Granted (#)            Year              ($/Sh)        (M/D/Y)
(a)                       (b)                (c)                 (d)           (e)
-------------------------------------------------------------------------------------
Lars Pearl            None                    0%            $        0
Waldemar K. Mueller   None                    0%            $        0
-------------------------------------------------------------------------------------

Note 1.   No options were awarded in 2004.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

-------------------------------------------------------------------------------------------------
   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------
                                                                Number of
                                                                Securities          Value Of
                                                                Underlying         Unexercised
                                                               Unexercised        In-The-Money
                           Shares                              Options/SARs       Options/SARs
                          Acquired             Value          At FY-End ($)     At FY-End ($2.85)
                         On Exercise          Realized         Exercisable/       Exercisable/
          Name               (#)                ($)           Unexercisable       Unexercisable
          (a)                (b)                (c)                (d)                 (e)
-------------------------------------------------------------------------------------------------
Lars Pearl                  None                None               None                $0
Waldemar K. Mueller         None                None               None                $0
-------------------------------------------------------------------------------------------------

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

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 8, 2005 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding Common Stock; (ii) each of the Company's directors and officers; and (iii) all directors and officers of the Company as a group. As at December 31, 2004 there were 14,000,000 shares of Common Stock issued and outstanding.

(A)  Security Ownership of Certain Beneficial Owners

---------------------------------------------------------------------------------------
         Name and Address of               Amount and Nature of    Percentage of Class
          Beneficial Owner                   Beneficial Owner
---------------------------------------------------------------------------------------
Carrington International Ltd.(1)                        750,000                    5.0%
Suite 2402, 12 Harcourt Road, Hong Kong
(Beneficially owned by Dr. Georg Schnura)
---------------------------------------------------------------------------------------

Note 1. The listed beneficial owner does not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.

(B)  Security Ownership of Management

------------------------------------------------------------------------------
Name and Address of                 Amount and Nature of  Percentage of Class
Beneficial Owner                      Beneficial Owner
------------------------------------------------------------------------------
Officers and Directors (1)
Jorge L. Lacasa(1)                                80,000                   * %
Valle de Laciana 31
D-28034 Madrid, Spain
Waldemar K. Mueller                                    *                   * %
Lars Pearl                                             *                   * %
Agustin Gomez de Segura                                *                   * %
Officers and Directors (4 persons)                80,000                   * %
------------------------------------------------------------------------------

Note 1. The listed beneficial owners do not have the right to acquire any common shares within the next sixty days, through the exercise of options, warrants, rights, conversion privilege or similar obligations.
*   Less  than  1%.

(C)  Changes in Control

     There were no arrangements during the last completed fiscal year or subsequent period to March 31, 2005 which would result in a change in control of the Company.


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


ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  Exhibits

3.1.1     Certificate  of  Incorporation  *
3.1.2     Certificate  of  Amendment  to the Certificate of Incorporation *
3.2.1     By-laws  *
13.1      Form  10-QSB  for  the  Quarter  ended  March  31,  2004*
13.2      Form  10-QSB  for  the  Quarter  ended  June  30,  2004*
13.3      Form  10-QSB  for  the  Quarter  ended  September  30,  2004*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles
--------
*  Previously  Filed

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees:
     The aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB and in connection with statutory and regulatory filings or engagements during the 2004 fiscal year were $8,000 (2003 - $10,379).

Audit-Related  Fees:
     The aggregate fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under audit fees by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $0 (2003 - $0).

Tax  fees:
     The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $ 0 (2003
-  $0).

All  other  fees:
     The aggregate fees billed to the Company for products and services by Moore Stephens Ellis Foster Ltd. for fiscal 2004 were $ 0 (2003 - $0).

     The Audit Committee feels that the services rendered by Moore Stephens Ellis Foster Ltd. are compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Cigma  Metals  Corporation
                                         --------------------------
                                         Registrant

Date: March 13, 2006                 BY:   /s/  Lars  Pearl
      --------------                       ----------------
                                           Lars  Pearl
                                           Director  and  President

Date: March 13, 2006                 BY:   /s/  Waldemar  Mueller
      --------------                       ----------------------
                                           Waldemar  Mueller
                                           Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2006                 BY:   /s/  Lars  Pearl
      --------------                       ----------------
                                           Lars  Pearl
                                           Director  and  President

Date: March 13, 2006                 BY:   /s/  Waldemar  Mueller
      --------------                       ----------------------
                                           Waldemar  Mueller
                                           Director