Form 10QSB
period 2005-03-31
CIGMA METALS CORP
filed 2006-03-31
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

     Commission file number 0-27355
                            -------

CIGMA METALS CORPORATION
------------------------
(Exact name of small business issuer as specified in its charter)

Florida                                       98-0203244
-------                                       -----------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

1 Edith Place, Coolum Beach, Queensland, Australia, 4573
--------------------------------------------------------
(Address of principal executive offices)

+61 4111 56177
--------------
(Issuer's Telephone Number)

------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [ ]  NO [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 shares of Common Stock were outstanding as of March 31, 2005.

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

                                      INDEX


                                                                 Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Balance Sheets --                                           3
            March 31, 2005 and December 31, 2004

            Interim Consolidated Statements of Operations --            4
            Three months Ended March 31, 2005

            Interim Consolidated Statements of Cash Flows --            5
            Three months Ended March 31, 2005

            Notes to Interim Consolidated Financial Statements          6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10

Item 3.     Controls and Procedures                                    13

PART II.    Other Information

Item 1.     Legal Proceedings                                          13

Item 2.     Changes in Securities                                      14

Item 3.     Defaults Upon Senior Securities                            14

Item 4.     Submission of Matters to a Vote of Security Holders        14

Item 5.     Other Information                                          14

Item 6.     Exhibits and Reports on Form 8-K                           14

Signatures                                                             14


CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004 (audited)
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------
                                                      March 31,    December 31,
                                                           2005            2004
                                                    (unaudited)
-------------------------------------------------------------------------------
ASSETS
Current
  Cash                                             $   243,559   $     311,845
  Other receivables                                      3,307           6,211
  Available-for-sale securities                        183,398         248,104
-------------------------------------------------------------------------------
Total assets                                       $   430,264   $     566,160
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities         $    12,000   $      21,722
-------------------------------------------------------------------------------


Stockholders' Equity
Capital Stock(Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    14,000,000 (2004 - 14,000,000) common shares         1,400           1,400
Additional paid in capital                             700,200         700,200
Common stock to be issued                            1,000,000       1,000,000
Accumulated deficit during the exploration stage    (1,136,757)     (1,075,289)
Accumulated other comprehensive loss                  (146,579)        (81,873)
-------------------------------------------------------------------------------
Total stockholders' equity                             418,264         544,438
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $   430,264   $     566,160
===============================================================================

Nature of Business and Continuance of Operations (Note 1)
The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------
                                              January 13    Three months    Three months
                                        1989 (inception)           Ended           Ended
                                            to March 31,       March 31,       March 31,
                                                    2005            2005           2004
----------------------------------------------------------------------------------------

General and administrative expenses
  Administrative and general           $        160,749   $      15,218   $       1,713
  Foreign exchange loss                             591               1               -
  Interest                                        3,387             377              19
  Professional fees                             162,155           8,015             933
  Salaries and consulting fees                  298,870          32,550             800
  Property search and negotiation                38,774           6,628          14,586
----------------------------------------------------------------------------------------
                                                664,525          62,789          18,051
Exploration expenses (Note 4)                   110,131               -               -
----------------------------------------------------------------------------------------
Total expenses                                  774,657          62,789          18,051
----------------------------------------------------------------------------------------

Other income (expenses)
  Partnership loss (Note 4)                    (361,600)              -               -
  Write-down of investment in
    partnership interest (Note 4)               (38,400)              -               -
  Interest income                                37,900           1,321               -
----------------------------------------------------------------------------------------
Total other income (expenses)                  (362,100)          1,321               -
----------------------------------------------------------------------------------------

Net loss for the period                $     (1,136,756)  $     (61,468)  $     (18,051)
========================================================================================

Basic and diluted net loss per share                      $       (0.00)  $       (0.00)
========================================================================================

Weighted average number of common
shares outstanding                                           14,000,000      14,000,000
========================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.


CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------------------
                                                                January 13    Three months     Three months
                                                           1989 (inception)          Ended            Ended
                                                              to March 31,       March 31,        March 31,
                                                                      2005            2005            2004
                                                          -------------------------------------------------
Cash flows used in operating activities
Net loss for the period                                   $     (1,136,757)  $     (61,468)  $     (18,051)
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights               600               -               -
  - issuance of common stock for services rendered                   1,000               -               -
  - partnership loss                                               361,600               -               -
  - write-down of investment in partnership interest                38,400               -               -
  - accumulated unrealized losses on available
    for sale securities                                           (146,579)        (64,706)          6,906
  Changes in assets and liabilities
  - decrease (increase) in available-for-sale securities          (183,398)         64,706          (6,906)
  - decrease (increase) in other receivables                        (3,307)          2,904               -
  - increase (decrease) in accounts payable
    And accrued liabilities                                         12,000          (9,722)         17,961
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                           (1,056,441)        (68,286)            (90)
-----------------------------------------------------------------------------------------------------------


Cash flows used in investing activities
  - investment in partnership interest                            (400,000)              -               -
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (400,000)              -               -
-----------------------------------------------------------------------------------------------------------


Cash flows from financing activities
  - proceeds from issuance of common stock                         700,000               -               -
  - shares subscribed                                            1,000,000               -               -
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        1,700,000               -               -
-----------------------------------------------------------------------------------------------------------


Increase (decrease) in cash for the period                         243,559         (68,286)            (90)
Cash, beginning of period                                                -         311,845             103
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                       $        243,559   $     243,559   $          13
===========================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     1.   Nature  of  Business  and  Continuance  of  Operations

          The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company is in the exploration stage and has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

          These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred recurring operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

          The  Company  has  not  generated  any  operating  revenues  to  date.

     2.   Basis  of  Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

          The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Cigma Metals Corporation Annual Report on Form 10-KSB for the year ended December 31, 2004 should be reviewed in connection with these condensed consolidated financial statements.

     3.   Significant  Accounting  Policies

     (a)  Principles  of  Consolidation

          These consolidated financial statements, prepared in accordance with US GAAP, include the accounts of the Company and its wholly-owned subsidiaries, Northgold Company ("Northgold") and Cigma Metals ("BVI") Limited ("Cigma BVI"). Collectively, they are referred to herein as "the Company"). Significant inter-company accounts and transactions have been eliminated. Northgold and Cigma BVI are inactive.

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     3.   Significant  Accounting  Policies  (cont'd.)

     (b)  Accounting  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.


     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2005 and December 31, 2004, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (d)  Investment  in  Partnership  Interest

          The investment in the HadleyGold partnership interest is carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest.

     (e)  Stock-Based  Compensation

          The Company has adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards ("SFAS") No. 123 (SFAS 123), Accounting for Stock-based Compensation.

          The Company did not grant any stock options during the period and accordingly has not recorded any stock based compensation.

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

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     3.   Significant  Accounting  Policies  (cont'd.)

     (g)  Long-Lived  Assets  Impairment

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

     (h)  Accounting  for  Derivative  Instruments  and  Hedging  Activities

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

     (i)  Income  Taxes

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

     (j)  Loss  Per  Share

          The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     4.   Mineral  Properties  and  Exploration  Expenses

          The Company holds an interest in a mineral exploration licence located in the Tomsk Oblast Region, of the Russian Federation. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

          On August 30, 2004, the company signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a simple partnership to explore the Haldeiskaja license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km East of the city of Tomsk. Geosphera would earn a 51% interest in the partnership by contributing the license for the Haldeiskaja area and the geological data. The license and the geological data was valued at $52,000. Cigma would earn a 49% interest in the partnership by paying $50,000 (paid May 26, 2004 to Geosphera). Cigma increased it's interest in the partnership to 80% (Geosphera - 20%) by funding $350,000 of exploration expenditures on the licensed property in 2004 (the final payment was made to Geosphera in November 2, 2004). Geosphera is the manager of the project.

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

          The Company has agreed to fund an additional $300,000 and $2,450,000 toward the 2005 and 2006 HaldeyGold exploration budgets, respectively. In the event that the Company decides not to fund the $300,000 in the 2005 exploration budget, the Company's interest in HaldeyGold will be reduced to 20%. In the event that the Company funds less than $1,500,000 of the 2006 exploration budget, the Company's interest in HaldeyGold will be reduced to 50%. Geosphera's ownership interest in HaldeyGold can not be reduced below 20%.

          Consistent with the Company's accounting policies, acquisition and exploration costs on unproven reserves are charged to operating costs as incurred.

          The Company's investment in the HadleyGold partnership interest is as follows:

                                                   ----------------------------------------------------
                                                        January 13,
                                                               1989      Three months      Three months
                                                     (inception) to   ended March 31,   ended March 31,
                                                     March 31, 2005              2005              2004
                                                   ----------------------------------------------------

          Capital invested                         $       400,000   $              -  $              -
          Operating loss                                  (361,600)                 -                 -
                                                   ----------------------------------------------------
                                                            38,400                  -                 -
          Write-down of investment in partnership
          interest                                         (38,400)                 -                 -
                                                   ----------------------------------------------------
          Partnership interest at end of period    $             -   $              -  $              -
                                                   ----------------------------------------------------

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     4.   Mineral  Properties  and  Exploration  Expenses  (cont'd.)

          Exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $0 during the three months ended March 31, 2005 (2004 - $0) , $0 (2004 - $0) in partnership loss and $0 (2004 - $0) in write-down of investment in partnership interest.

     5.   Capital  Stock

          As at March 31, 2005, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 14,000,000 common shares issued and outstanding at March 31, 2005 and December 31, 2004. In May 2004 the Company closed a private placement which consisted of 1,000,000 common shares at a price of $1.00 per share for proceeds of $1,000,000. As at March 31, 2005 the common shares had not yet been issued.

     6.   Stock  Options  Outstanding

          At March 31, 2005 and December 31, 2004 the Company had no stock options outstanding.


     7.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          During the three month period ended March 31, 2005, salaries and consulting fees of $26,000 (fiscal 2004 - $0) were paid to directors.

          Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.


     8.   Reclassifications

          Certain reclassifications of comparative balances have been made to conform to current year classifications.


ITEM 2.  MANAGEMENT'S'  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     (A)  General

          The Company is a mineral exploration company with offices in Queensland, Australia and Tomsk, Russia and is engaged in the exploration for precious metals. The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.

          This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating, exploration and financial data, and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing

ITEM 2.  MANAGEMENT'S'  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (A)  General  (cont'd.)

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


     (B) Significant developments during the three month period ended March 31, 2005 and Subsequent Events

          During the three month periods ended March 31, 2005 and 2004 the Company did not issue any common shares. In May 2004 the Company closed the private placement announced in March 2004. The private placement consisted of 1,000,000 common shares at a price of $1.00 per share for proceeds of $1,000,000. As at March 31, 2005 the shares had not yet been issued.

          Under the terms of the Haldeiskaja Joint Activity Agreement, a joint venture company, HaldeyGold Ltd., was registered with the Ministry of the Russian Federation for Taxes and levies on January 19, 2005 in order to conduct further financing and exploration work on the Haldeiskaja license area. The Haldeiskaja joint venture partnership transferred the Haldeiskaja mineral exploration license along with all relevant ''''geological data to HaldeyGold on March 16, 2005. Cigma has an 80% (Geosphera 20%) interest in HaldeyGold.

          The Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     (C)  Exploration  and  Development

          The Company's property is in the exploration stage only and is without a known body of Mineral Reserves. Development of the property will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of the Company's operations will be, in part, directly related to the cost and success of its exploration programs, which may be affected by a number of factors.

     (D)  Results  of  Operations

          Three months Ended March 31, 2005 versus Three months Ended March 31, 2004

          The Company did not issue any common shares for cash in either period.

          The Company had no operating revenues for the three month periods ended March 31, 2005 or 2004.

          For the three months ended March 31, 2005 the Company recorded a loss of $61,468 (2004 - $18,051) or $0.00 per share (2004 - $0.00).

ITEM  2.  MANAGEMENT'S'  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (D)  Results  of  Operations  (cont'd.)

          General and administrative expenses - For the three month period ended March 31, 2005 the Company recorded general and administrative expenses of $62,789 (2004 - $18,051). The 2005 amount includes, professional fees - accounting $0 (2004 - $933) and legal $8,015 (2004
          -  $0).

          Exploration expenditures - For the three month period ended March 31, 2005 the Company recorded exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation of $0 (2004 - $0).

     (E)  Capital  Resources  and  Liquidity

          At March 31, 2005 the Company had cash of $243,559 (2004 - $13) and working capital of $418,264 (2004 - $221,344) respectively. Total liabilities as of March 31, 2005 were $12,000 (2004 - $64,699), a decrease of $52,699. During the three month periods ended March 31, 2005 and 2004 the Company did not issue any common shares for cash. In May 2004 the Company closed the private placement announced in March ''''2004. The private placement consisted of 1,000,000 common shares at a price of $1.00 per share for proceeds of $1,000,000. As at March 31, 2005 the common shares had not yet been issued.

          For the three month period ended March 31, 2005 the Company recorded a net loss of $61,468 (2004 - $18,051) or $0.00 per share (2004 -
          $0.00).

          The Company has sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2005 and (ii) to conduct its preliminary exploration programs. Without cash flow from operations, it may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on its properties. Failure to obtain such additional financing may result in a reduction of the Company's interest in certain properties or an actual foreclosure of its interest. The Company has no agreements or understandings with any person as to such additional financing.

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

     (F)  Plans  for  the  Years  2005  and  2006

          During the next 12 months the Company intends to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that it will be able to do so.

          The  Company  will concentrate its 2005/2006 exploration activities on
          (1) the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation and (2) examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

          The 2005/2006 exploration work program on the Haldeiskaja mineral exploration licence area will entail lithochemical studies, surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, analytical testing of the lithochemical samples taken in 2003, 2004 and 2005, geophysical surveying, topographic and geodetic surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

ITEM  2.  MANAGEMENT'S'  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)


     (G)  Application  of  Critical  Accounting  Policies

          The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2004 financial statements. The Company's accounting policies relating to materials and supplies, depreciation and amortization of plant and equipment and the capitalization of mineral property acquisition, exploration and development costs are critical accounting policies that are subject to estimates and assumptions regarding future activities.

          See  the  following  notes  to  the  Interim  Financial  Statements:


               Note  3(c)  -  Mineral  Properties  and  Exploration  Expenses

               Note  3(d)  -  Investment  in  Partnership  Interest  '

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

PART 11.     OTHER INFORMATION (cont'd.)

     ITEM  2.  Changes  in  Securities
               No securities were issued during the three month period ended March 31, 2005.

     ITEM 3.   Defaults  Upon  Senior  Securities
               Not  Applicable

     ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
               Not  Applicable

     ITEM 5.   Other  Information
               None.

     ITEM 6.   Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits:

     3.1.1  Certificate of Incorporation*
     3.1.2  Certificate of Amendment to the Certificate of Incorporation*
     3.2.1  By-laws*
     13.1   Form 10-KSB for the Year Ended December 31, 2004*
            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
     31.1   Sarbanes-Oxley Act of 2002
            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
     32.1   Sarbanes-Oxley Act of 2002
     99.1   Corporate Governance Principles*

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

                                             CIGMA METALS CORPORATION
                                             ------------------------
                                                    Registrant

     Date:  March 24, 2006                BY:  /s/  Lars Pearl
                                                    Lars Pearl
                                                    Director


     Date:  March 24, 2006                BY:  /s/  Waldemar Mueller
                                                    Waldemar Mueller
                                                    Director