Form 10QSB
period 2005-06-30
CIGMA METALS CORP
filed 2006-03-31
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

YES [ ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares of Common Stock were outstanding as of June 30, 2005.

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

                                      INDEX


                                                                   Page No.
PART I.   Financial Information

Item 1.   Financial Statements
     Balance Sheets --                                                3
     June 30, 2005 and December 31, 2004

     Interim consolidated Statements of Operations --                 4
     Six months Ended June 30, 2005

     Interim Consolidated Statements of Cash Flows --                 5
     Six months ended June 30, 2005

     Notes to Interim Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              10

Item 3.   Controls and Procedures                                    14

PART II.  Other Information

Item 1.   Legal Proceedings                                          14

Item 2.   Changes in Securities                                      15

Item 3.   Defaults Upon Senior Securities                            15

Item 4.   Submission of Matters to a Vote of Security Holders        15

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

          Signatures                                                 15

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004 (audited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                           2005            2004
                                                    (unaudited)
-------------------------------------------------------------------------------
ASSETS
Current
  Cash                                             $    75,760   $     311,845
  Other receivables                                      4,905           6,211
  Available-for-sale securities                        163,378         248,104
-------------------------------------------------------------------------------
Total assets                                       $   244,043   $     566,160
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities         $    12,000   $      21,722
-------------------------------------------------------------------------------

Stockholders' Equity
Capital Stock (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    15,000,000 (2004 - 14,000,000) common shares         1,500           1,400
Additional paid in capital                           1,700,100         700,200
Common stock to be issued                                    -       1,000,000
Accumulated deficit during the exploration stage    (1,302,958)     (1,075,289)
Accumulated other comprehensive loss                  (166,599)        (81,873)
-------------------------------------------------------------------------------
Total stockholders' equity                             232,043         544,438
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $   244,043   $     566,160
===============================================================================

Nature of Business and Continuance of Operations (Note 1)
The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------
                                                  January 13    Three months    Three months    Six months    Six months
                                            1989 (inception)           Ended           Ended         Ended         Ended
                                                 to June 30,        June 30,        June 30,      June 30,      June 30,
                                                        2005            2005            2004          2005          2004
------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general               $        169,323   $       1,945   $      12,294   $    23,790   $    14,007
  Foreign exchange loss                               1,449             858               -           859             -
  Interest                                            3,901             514             212           891           231
  Professional fees                                 168,621           6,467               -        14,482           933
  Salaries and consulting fees                      346,420          47,550           8,933        80,100         9,733
  Property search and negotiation                    73,754          41,608           8,874        41,608        23,460
------------------------------------------------------------------------------------------------------------------------
                                                    763,468          98,942          30,313       161,730        48,364
Exploration expenses (Note 4)                       128,357          18,226           6,720        18,226         6,720
------------------------------------------------------------------------------------------------------------------------
Total expenses                                      891,825         117,168          37,033       179,956        55,084
------------------------------------------------------------------------------------------------------------------------

Other expenses
  Partnership loss (Note 4)                        (401,600)        (40,000)        (50,000)      (40,000)      (50,000)
  Write-down of investment in
    partnership interest (Note 4)                   (48,400)        (10,000)              -       (10,000)            -
  Interest income                                    38,867             967             483         2,288           483
------------------------------------------------------------------------------------------------------------------------
Total other expenses                               (411,133)        (49,033)        (49,517)      (47,712)      (49,517)
------------------------------------------------------------------------------------------------------------------------

Net loss for the period                    $     (1,302,958)  $    (166,201)  $     (86,550)  $  (227,668)  $  (104,601)
========================================================================================================================
Basic and diluted loss per share                              $       (0.01)  $       (0.01)  $     (0.02)  $     (0.01)
========================================================================================================================
Weighted average number of common shares
Outstanding                                                      14,170,833      14,000,000    14,170,833    14,000,000
========================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------------------------
                                                                  January 13     Six months     Six months
                                                            1989 (inception)          Ended          Ended
                                                                 to June 30,    to June 30,    to June 30,
                                                                        2005           2005           2004
                                                           -----------------------------------------------
Cash flows used in operating activities
Net loss for the period                                    $     (1,302,958)  $   (227,669)  $   (104,601)
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                600              -              -
  - issuance of common stock for services rendered                    1,000              -              -
  - partnership loss                                                411,600         50,000         50,000
  - write-down of investment in partnership interest                 38,400              -              -
  - accumulated unrealized losses on available
    for sale securities                                            (166,599)       (84,726)       (10,914)
  Changes in assets and liabilities
  - decrease (increase) in available-for-sale securities           (163,378)        84,726         10,914
  - decrease (increase) in other receivables                         (4,905)         1,306              -
  - increase (decrease) in accounts payable
    and accrued liabilities                                          12,000         (9,722)       (25,212)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (1,174,240)      (186,085)       (79,813)
----------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in partnership interest                             (450,000)       (50,000)       (50,000)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (450,000)       (50,000)       (50,000)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - proceeds from issuance of common stock                        1,700,000                             -
  - shares subscribed                                                     -                     1,000,000
  - loan proceeds (repayments)                                            -              -              -
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         1,700,000              -      1,000,000
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                           75,760       (236,085)       870,187
Cash, beginning of period                                                 -        311,845            103
----------------------------------------------------------------------------------------------------------
Cash, end of period                                        $         75,760   $     75,760   $    870,290
==========================================================================================================

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

     2.   Basis  of  Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     (a)  Principals  of  Consolidation

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

     (c)  Mineral  Properties  and  Exploration  Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2005 and December 31, 2004, the Company did not have proven reserves.

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

          The Company did not grant any stock options during the period and accordingly has not recorded any stock-based compensation.

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

Cigma Metals Corporation and Subsidiaries
(an exploration stage company)

Notes to Interim Consolidated Financial Statements (Unaudited)

     4.   Mineral  Properties  and  Exploration  Expenses

          The Company holds an interest in two mineral exploration licences located in the Tomsk Oblast Region, of the, Russian Federation. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

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

          The Company's investment in the HadleyGold partnership interest is as follows:

                                                            ----------------------------------------------------
                                                                 January 13,
                                                                        1989        Six months        Six months
                                                              (inception) to    ended June 30,    ended June 30,
                                                               June 30, 2005              2005              2004
                                                            ----------------------------------------------------
          Capital invested                                  $       450,000   $        50,000   $        50,000
          Operating loss                                           (401,600)          (40,000)          (50,000)
                                                            ----------------------------------------------------
                                                                     48,400            10,000                 -

          Write-down of investment in partnership interest          (48,400)          (10,000)                -
                                                            ----------------------------------------------------
          Partnership interest at end of period             $             -   $             -   $             -
                                                            ----------------------------------------------------

Cigma Metals Corporation and Subsidiaries
(an exploration stage company)

Notes to Interim Consolidated Financial Statements (Unaudited)

     4.   Mineral  Properties  and  Exploration  Expenses  (cont'd.)

          Direct exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $18,226 during the three and six months ended June 30, 2005 (2004 - $0). Additionally the Company recorded $40,000 in partnership loss (2004 - $50,000) and $10,000 (2004 - $0) in write-down  of  investment  in  partnership  interest

          On June 17, 2005 Cigma Metals Corporation signed a Joint Activity Agreement on the Tugojakovsk Project located in the Tomsk Oblast Region of the Russian Federation. The agreement gave Cigma an 80% share of the project in exchange for Cigma contributing $400,000 provided in equal portions over 2005 in accordance with an approved budget. Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts. The licence and geological data was valued at $100,000.

          Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $0 during the six months ended June 30, 2005 (fiscal 2004 - $0).

     5.   Capital  Stock

          As at June 30, 2005, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 15,000,000 common shares issued and outstanding at June 30, 2005 (December 31, 2004 - 14,000,000).

     6.   Stock  Options  Outstanding

          At June 30, 2005 and December 31, 2004 the Company had no stock options outstanding.

     7.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          During the six month period ended June 30, 2005, salaries and consulting fees of $60,000 (fiscal 2004 - $0) were paid to directors.

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

     (B) Significant developments during the six month period ended June 30, 2005 and Subsequent Events

          In May 2004, the Company closed a private placement which consisted of 1,000,000 common shares at a price of $1.00 per common share for proceeds of $1,000,000. During the six month period ended June 30, 2005 the Company issued the 1,000,000 common shares.

          The Company has concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

          On April 22, 2005 CIGMA and OOO Science-Industrial Corporation Geosphera ("Geosphera") agreed to an amendment to the Joint Activity
          Agreement dated August 30, 2004. The amended agreement called for a revision of the 2005 exploration expenditure commitment from $1,500,000 to $300,000 and the 2006 exploration expenditure commitment from $1,300,000 to $2,450,000. Should the 2006 exploration expenditures fall below $1,500,000 then Cigma's interest in HaldeyGold Ltd. falls to 50%.

          On June 17, 2005 Cigma Metals Corporation signed a Joint Activity Agreement on the Tugojakovsk Project located in the Tomsk Oblast Region of the Russian Federation. The agreement gave Cigma an 80% share of the project in exchange for Cigma contributing $400,000 provided in equal portions over 2005 in accordance with an approved budget. Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts. The licence and geological data was valued at $100,000.

     (C)  Exploration  and  Development

          The Company holds an interest in two mineral exploration licences located in the Tomsk Oblast Region, of the, Russian Federation. The Company's strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

          The geological setting of the Cigma/Geosphera joint activity (Cigma) licenses shows them to be situated in the northern section of the Kolyvan - Tomsk fold zone which, together with the Kalba - Narymsk fold zone, form part of the Central Asian fold belt, referred to as the Altai-Sayan region. The Kolyvan - Tomsk fold

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (C)  Exploration  and  Development  (cont'd.)

          zone consists of a series of large, regional scale, folds, divided by longitudinal thrusts, faults and compression faults. The granitoids, of granitic and leucogranitic composition, are typified by their composition, structural setting and metallogenic peculiarities and are correlated to the same terrigenic regions in the gold bearing areas of Tian Shan in China, Kazakhstan, Yenyseysky Kryazh and the Verkhoyansk
          - Kolymask belt. This belt is the host to more than 200 gold deposits.

          The results of the previous work carried out during 2004 by Cigma were plotted during the second quarter of 2005 at 1:50,000 scale and highlighted large litho-hydrogeochemical anomalies of gold and associated pathfinder elements over the Haldey and Tugojakovsk areas. A total of 14,519 samples, collected from 2004 and earlier, were assayed and the results were tabulated and incorporated into the interpretation of the anomalous areas on the projects.

          The final compilation of data showed the Haldeiskaja project area to have 6 large anomalous geochemical fields. The Semiluzhenskoye, Verkhne-kirgizskoye, Verkhnekamensk, Gogolevskoye, Sukhorechenskoye and the Omutninskoye anomalies.

          Of the 6 large anomalies the area currently considered the most perspective is the Verkhnekamensk Anomaly. The Verkhnekamensk anomalous area is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by Cigma, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometers with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralisation. The potential for gold mineralisation may exist at the intersection of sub-latitudinal (east-west) mineralized zones and sub-meridian zones (north-south) of silicification and diagonal dyke belts. Within areas of elevated gold values, bismuth, silver, copper and zinc were found in the secondary dispersion aureoles. Assays of gold in soil from clays, up to 30 meters in depth, over the anomalous target areas are in the order of
          0.1 to 0.01 ppm Au. The anomalous areas were contoured and overlain with the geophysics. The result showed a series of complimentary anomalies, and a drilling program was planned to test the subsurface details of the mineralisation.

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


     (D)  Results  of  Operations

          Six  months  Ended June 30, 2005 versus Six months Ended June 30, 2004

          The  Company  issued  1,000,000  (2004  -  0)  common  shares.

          The Company had no operating revenues for the six month period ended June 30, 2005 (2004 - $0).

          For the six months ended June 30, 2005 the Company recorded a net loss of $227,668 (2004 - $104,601) or $0.02 per share (2004 - $0.01).

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (D)  Results  of  Operations  (cont'd.)

          General and administrative expenses - For the six month period ended June 30, 2004 the Company recorded general and administrative expenses of $161,730 (2004 - $48,364). The 2005 amount includes, professional fees - accounting $0 (2004 - $933) and legal $14,482 (2004 - $0).

          Exploration expenditures - For the six month period ended June 30, 2005 the Company recorded exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation of $68,226 (2004 - $56,720).

     (E)  Capital  Resources  and  Liquidity

          June  30,  2005  versus  June  30,  2004

          At June 30, 2005 the Company had cash of $75,760 (2004 - $870,290) and working capital of $232,043 (2004 - $1,116,974) respectively. Total liabilities as of June 30, 2005 were $12,000 (2004 - $21,526), a decrease of $9,526. During the six month period ended June 30, 2005 the Company issued 1,000,000 (2004- 0) common shares. In May 2004 the Company closed the private placement announced in March 2004. The private placement consisted of 1,000,000 common shares at a price of $1.00 per common share for proceeds of $1,000,000. For the six month period ended June 30, 2005 the Company recorded a net loss of $227,668 (2004 - $104,601) or $0.02 per share (2004 - $0.01).

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

     (F)  Plans  for  the  Years  2005  and  2006  (cont'd.)

          The  Company  will concentrate its 2005/2006 exploration activities on
          (1) the Haldeiskaja mineral exploration licence and the Tugojakovsk exploration license areas located in the Tomsk Oblast region of the Russian Federation and (2) examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

          The 2005/2006 exploration work program on the Haldeiskaja mineral exploration licence area and the Tugojakovsk exploration license will entail lithochemical studies, surface mapping of geology, sampling of soils on a grid basis to delineate geochemical anomalies, stream sediment sampling, analytical testing of the lithochemical samples taken in 2003, 2004 and 2005, geophysical surveying, topographic and geodetic

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

          surveying. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

     (G)  Application  of  Critical  Accounting  Policies

          The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2004 financial statements. The Company's accounting policies relating the capitalization of mineral property acquisition, exploration and development costs and the investment in partnership interest are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

--------------------------------------------------------------------------------

                           PART 11. OTHER INFORMATION

     ITEM 1.   Legal  Proceedings
               The Company is not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

PART 11. OTHER INFORMATION (cont'd.)

     ITEM 2.   Changes  in  Securities
               1,000,000 common shares were issued during the six month period ended June 30, 2005. The shares were subscribed in May 2004 at $1.00 per share. The funds were received in May 2004.

     ITEM 3.   Defaults  Upon  Senior  Securities
               Not  Applicable

     ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
               Not Applicable

     ITEM 5.   Other  Information
               None.

     ITEM 6.   Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits:

     3.1.1     Certificate of Incorporation*
     3.1.2     Certificate of Amendment to the Certificate of Incorporation*
     3.2.1     By-laws*
     13.1      Form 10-KSB for the Year Ended December 31, 2004*
     13.2      Form 10-QSB for the quarter ended March 31, 2005*
     31.1      Certification of Chief Executive Officer and Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
     32.1      Certification of Chief Executive Officer and Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
     99.1      Corporate Governance Principles*

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