Form 10QSB
period 2005-09-30
CIGMA METALS CORP
filed 2006-03-31
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

YES  [ ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares of Common Stock were outstanding as of September 30, 2005.

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

                                 INDEX

                                                                   Page No.
PART I.   Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets --                              3
          September 30, 2005 and December 31, 2004

          Interim Consolidated Statements of Operations --            4
          Nine months ended September 30, 2005

          Interim Consolidated Statements of Cash Flows --            5
          Nine months ended September 30, 2005

          Notes to Interim Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              11

Item 3.   Controls and Procedures                                    15

PART II.  Other Information

Item 1.   Legal Proceedings                                          15

Item 2.   Changes in Securities                                      15

Item 3.   Defaults Upon Senior Securities                            16

Item 4.   Submission of Matters to a Vote of Security Holders        16

Item 5.   Other Information                                          16

Item 6.   Exhibits and Reports on Form 8-K                           16

Signatures                                                           16

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Balance Sheets (Unaudited)
September 30, 2005 and December 31, 2004
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------
                                                     September 30,    December 31,
                                                              2005            2004
                                                       (unaudited)
----------------------------------------------------------------------------------
ASSETS
Current
  Cash                                             $       77,045   $     311,845
  Other receivables                                             -           6,211
  Available-for-sale securities                           166,309         248,104
----------------------------------------------------------------------------------
Total assets                                       $      243,354   $     566,160
----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities                  5,123          21,722
  Loan payable (Note 8)                                   200,000               -
----------------------------------------------------------------------------------
Total current liabilities                                 205,123          21,722
----------------------------------------------------------------------------------

Stockholders' Equity
Capital Stock (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    15,000,000 (2004 - 14,000,000) common shares            1,500           1,400
Additional paid in capital                              1,700,100         700,200
Common stock to be issued                                       -       1,000,000
Accumulated deficit during the exploration stage       (1,499,701)     (1,075,289)
Accumulated other comprehensive income (loss)            (163,668)        (81,873)
----------------------------------------------------------------------------------
Total stockholders' equity                                 38,231         544,438
----------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $      243,354   $     566,160
==================================================================================

Nature of Business and Continuance of Operations (Note 1)
The accompanying notes are an integral part of these financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------
                                                   January 13     Three months     Three months      Nine months      Nine months
                                             1989 (inception)            Ended            Ended            Ended            Ended
                                             to September 30,    September 30,    September 30,    September 30,    September 30,
                                                         2005             2005             2004             2005             2004
---------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses
  Administrative and general               $         195,759   $        4,808   $       21,054   $       28,599   $       35,061
  Foreign exchange loss                                1,714              265              721            1,124              721
  Interest                                             4,533              632              307            1,523              538
  Professional fees                                  177,448            8,827           42,605           23,309           43,538
  Salaries and consulting fees                       378,809           32,389           21,734          112,489           31,467
  Property search and negotiation                     73,754                -            8,686           41,608           32,146
---------------------------------------------------------------------------------------------------------------------------------
                                                     810,389           46,921           95,107          208,652          143,471
Exploration expenses (Note 4)                        128,357           50,000           32,897           68,226           39,617
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                       938,746           96,921          128,004          276,878          183,088
---------------------------------------------------------------------------------------------------------------------------------

Other income (expenses)
  Partnership loss (Note 4)                         (531,600)         (80,000)               -         (120,000)         (50,000)
  Write-down of investment in
    partnership interest (Note 4)                    (68,400)         (20,000)               -          (30,000)               -
  Interest income                                     39,045              178            1,829            2,466            2,312
---------------------------------------------------------------------------------------------------------------------------------
Total other income (expenses)                       (560,955)         (99,822)           1,829         (147,534)         (47,688)
---------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                    $      (1,499,701)  $     (196,743)  $     (126,175)  $     (424,412)  $     (230,776)
=================================================================================================================================
Basic and diluted loss per share                               $        (0.01)  $        (0.01)  $        (0.03)  $        (0.02)
=================================================================================================================================
Weighted average number of common shares
outstanding                                                        14,366,728       14,000,000       14,366,728       14,000,000
=================================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION AND SUBSIDIARIES
(An exploration stage enterprise)

Interim Consolidated Statement of Cash Flows (Unaudited)
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------------------------------------
                                                                  January 13      Nine months      Nine months
                                                            1989 (inception)            Ended            Ended
                                                            to September 30,    September 30,    September 30,
                                                                        2005             2005             2004
                                                          ----------------------------------------------------
Net loss for the period                                   $      (1,499,701)  $     (424,412)  $     (230,776)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                600                -                -
  - issuance of common stock for services rendered                    1,000                -                -
  - partnership loss                                                531,600          120,000           50,000
  - write-down of investment in partnership interest                 68,400           30,000                -
  - accumulated unrealized losses on available
    For sale securities                                            (163,668)         (81,795)         (62,039)
  Changes in assets and liabilities
  - decrease (increase) in available-for-sale securities           (166,309)          81,795           62,039
  - decrease (increase) in other receivables                              -            6,211                -
  - increase (decrease) in accounts payable
    And accrued liabilities                                           5,123          (16,599)           5,223
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (1,222,955)        (284,800)        (175,553)
--------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in partnership interest                             (600,000)        (150,000)         (50,000)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (600,000)        (150,000)         (50,000)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - proceeds from issuance of common stock                        1,700,000                -                -
  - shares subscribed                                                     -                -        1,000,000
  - loan proceeds                                                   200,000          200,000
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         1,900,000          200,000        1,000,000
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                           77,045         (234,800)         774,447
Cash, beginning of period                                                 -          311,845              103
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                       $          77,045   $       77,045   $      774,550
==============================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     1.   Nature  of  Business  and  Continuance  of  Operations

          The Company was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the usiness of location, acquisition, exploration and, if warranted, development of mineral properties. The Company is in the exploration stage and has not yet determined whether its properties contain mineral reserves that may be economically recoverable.

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

     2.   Basis  of  Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     (c)  Mineral Properties and Exploration Expenses

          Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2005 and December 31, 2004, the Company did not have proven reserves.

          Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

          Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

          Costs related to site restoration programs are accrued over the life of the project.

     (d)  Investment  in  Partnership  Interest

          The investment in HadleyGold partnership interest is carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest.

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

          The Company's investment in the HadleyGold partnership interest is as follows:

                                                   --------------------------------------------------
                                                        January 13,
                                                               1989      Nine months      Nine months
                                                     (inception) to            ended            ended
                                                      September 30,    September 30,    September 30,
                                                               2005             2005             2004
                                                   --------------------------------------------------
          Capital invested                         $       600,000   $      150,000   $       50,000
          Operating loss                                  (531,600)        (120,000)         (50,000)
                                                   --------------------------------------------------
                                                            68,400           30,000                -
          Write-down of investment in partnership
          interest                                         (68,400)         (30,000)               -
                                                   --------------------------------------------------
          Partnership interest at end of period    $             -   $            -   $            -
                                                   --------------------------------------------------

Cigma  Metals  Corporation  and  Subsidiaries
(an  exploration  stage  company)

Notes  to  Interim  Consolidated  Financial  Statements  (Unaudited)

     4.   Mineral  Properties  and  Exploration  Expenses  (cont'd.)

          Direct exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $18,226 during the nine months ended September 30, 2005 (2004 - $39,617). Additionally the Company recorded $120,000 in partnership loss (2004 - $50,000) and $30,000 (2004 - $0) in write-down  of  investment  in  partnership  interest.

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

          Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $50,000 during the nine months ended September 30, 2005 (fiscal 2004 - $0).

     5.   Capital  Stock

          As at September 30, 2005, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 15,000,000 common shares issued and outstanding at September 30, 2005 (December 31, 2004 - 14,000,000).

     6.   Stock  Options  Outstanding

          At September 30, 2005 and December 31, 2004 the Company had no stock options outstanding.

     7.   Related  Party  Transactions

          Related party transactions not disclosed elsewhere in these financial statements include:

          During the nine month period ended September 30, 2005, salaries and consulting fees of $90,000 (fiscal 2004 - $18,000) were paid and $0 (fiscal 2004 - $6,000) payable to directors.

          Except as otherwise noted, these transactions are recorded at the exchange amount, being the value established and agreed to by the related parties.

     8.   Loan  Payable

          Loan payable as at September 30, 2005 of $200,000 was increased to $350,000 subsequent to the quarter end. The amount is non-interest bearing, unsecured and has no stated terms of repayment. In December 2005 the Company issued 350,000 common shares at $1.00 per common share to settle the loan payable.

     9.   Reclassifications

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

     (B) Significant developments during the nine month period ended September 30, 2005 and Subsequent Events

          In May 2004, the Company closed a private placement which consisted of 1,000,000 common shares at a price of $1.00 per common share for proceeds of $1,000,000. During the nine month period ended September 30, 2005 the Company issued the 1,000,000 common shares.

          The Company concentrated its exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

          On April 22, 2005 CIGMA and OOO Science-Industrial Corporation Geosphera ("Geosphera") agreed to an amendment to the Joint Activity
          Agreement dated August 30, 2004. The amended agreement called for a revision of the 2005 exploration expenditure commitment from $1,500,000 to $300,000 and the 2006 `exploration expenditure commitment from $1,300,000 to $2,450,000. Should the 2006 exploration expenditures fall below $1,500,000 then Cigma's interest in HaldeyGold Ltd. falls to 50%.

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

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (C)  Exploration  and  Development  (cont'd.)

          The geological setting of the Cigma/Geosphera joint activity (Cigma) licenses shows them to be situated in the northern section of the Kolyvan - Tomsk fold zone which, together with the Kalba - Narymsk fold zone, form part of the Central Asian fold belt, referred to as the Altai-Sayan region. The Kolyvan - Tomsk fold zone consists of a series of large, regional scale, folds, divided by longitudinal thrusts, faults and compression faults. The granitoids, of granitic and leucogranitic composition, are typified by their composition, structural setting and metallogenic peculiarities and are correlated to the same terrigenic regions in the gold bearing areas of Tian Shan in China, Kazakhstan, Yenyseysky Kryazh and the Verkhoyansk - Kolymask belt. This belt is the host to more than 200 gold deposits.

          The results of the previous work carried out during 2004 by Cigma, were plotted during the second quarter of 2005 at 1:50,000 scale and highlighted large litho-hydrogeochemical anomalies of gold and associated pathfinder elements over the Haldey and Tugojakovsk areas. A total of 14,519 samples, collected from 2004 and earlier, were assayed and the results were tabulated and incorporated into the interpretation of the anomalous areas on the projects.

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

          Concurrent geochem soil sampling and ground geophysics was conducted on the Sukhorechenskoye anomaly during the third quarter. Geophysics geodetic grid of 100 x 5m for a total of 53-line km. Soil sampling on a grid of 100 x 20m for a total of 53-line km. Data currently under evaluation.

          Drill targets were outlined over the three localized gold anomalies at Verkhnekamensk.

          Exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $168,226 during the nine months ended September 30, 2005 (2004 - $0).

          Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $50,000 during the nine months ended September 30, 2005 (2004
          -  $0).

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (C)  Exploration and Development (cont'd.)

          Previous work within the Tugojakovsk license area during the preliminary stages data obtained by the previous researches was compiled and processed into a computer data base of geological, geophysical and geochemical data. This data was interpreted resulting in the outlining of two large anomalous geochemical fields considered prospective for gold mineralisation. The anomalous areas are the Baturino occurrence in the west of the project area and the Larinsk anomaly in the mid south, interpreted to be above a rising granite. Gold grades within the anomalous hydro-geochemical fields varied from
          0.022 to 1.16 microgram Au/liter, and in the litho-chemical (soil) results from 0.05 to 0.49 g Au/t.

          Work carried out during the third quarter of 2005 consisted of Soil-geochemistry on a 250 x 50m for 150-line km, and ground geophysics on a grid of 50 x 5m over the Baturino occurrence. The results of the geophysics highlighted the buried granite intrusion, interpreted as rising under the southern area of the project and radiating corridors of silicification. The results of the interpretation of the geophysics and soil geochem outlined 5 zones of metasomatic alteration considered prospective for gold mineralisation.

          The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralised carbonaceous shales.

          Previous drilling during 1988-91 was plotted and some holes located. A total of 104 holes were drilled ranging from 50-70 meters and 4 holes from 177 to 250 meters. The results displayed gold grades in the core samples, which were determined by various chemical and mineralogical methods and the mineralized zones could be traced from the surface to a depth of 250 meters.

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

          Nine months Ended September 30, 2005 versus Nine months Ended September 30, 2004

          The  Company  issued  1,000,000  (2004  -  0)  common  shares.

          The Company had no operating revenues for the nine month period ended September 30, 2005 (2004 - $0).

          For the nine months ended September 30, 2005 the Company recorded a net loss of $424,432 (2004 - $230,776) or $0.03 per share (2004 -
          $0.02).

          General and administrative expenses - For the nine month period ended September 30, 2005 the Company recorded general and administrative expenses of $208,672 (2004 - $143,467). The 2005 amount includes, professional fees - accounting $5,299 (2004 - $0) and legal $18,010 (2004 - $43,538).

          Exploration expenditures - For the nine month period ended September 30, 2004 the Company recorded exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation of $68,226 (2004 - $39,617). Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $50,000 during the nine months ended September 30, 2005 (2004 - $0).

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (E)  Capital  Resources  and  Liquidity

          September  30,  2005  versus  September  30,  2004:

          At September 30, 2005 the Company had cash of $77,025 (2004 - $774,550) and working capital of $38,211 (2004 - $939,674)
          respectively. Total liabilities as of September 30, 2005 were $205,123 (2004 - $51,961), an increase of $153,162. During the nine month period ended September 30, 2005 the Company issued 1,000,000 (2004 -
          0) common shares. In May 2004 that the Company closed the private placement announced in March 2004. The private placement consisted of 1,000,000 common shares at a price of $1.00 per share for proceeds of $1,000,000. The shares were issued in May 2005. During the nine month period ended September 30, 2005 investing activities consisted of investment in partnership $200,000 (2004 - $0). For the nine month period ended September 30, 2005 the Company recorded a net loss of $424,432 (2004 - $230,776) or $0.03 per share (2004 - $0.02 per share).

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

     (G)  Application  of  Critical  Accounting  Policies

          The preparation of its consolidated financial statements requires the Company to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. The Company's accounting policies are described in note 2 to its December 31, 2004 financial statements. The Company's accounting policies relating to capitalization of mineral property acquisition, exploration and

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (G)  Application  of  Critical  Accounting  Policies  (cont'd.)

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


ITEM 2.   Changes  in  Securities

          1,000,000 common shares were issued during the nine month period ended September 30, 2005. The shares were subscribed in May 2004.

                    PART 11.     OTHER INFORMATION (cont'd.)


ITEM 3.   Defaults  Upon  Senior  Securities

          Not  Applicable

ITEM 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

          Not Applicable

ITEM 5.   Other  Information

          None.

ITEM 6.   Exhibits  and  Reports  on  Form  8-K


     (a)   Exhibits:

     3.1.1   Certificate of Incorporation*
     3.1.2   Certificate of Amendment to the Certificate of Incorporation*
     3.2.1   By-laws*
     13.1    Form 10-KSB for the Year Ended December 31, 2004*
     13.2    Form 10-QSB for the quarter ended March 31, 2005*
     13.3    Form 10-QSB for the quarter ended June 30, 2005*
             Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
     31.1    Sarbanes-Oxley Act of 2002
             Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
     32.1    Sarbanes-Oxley Act of 2002
     99.1    Corporate Governance Principles*

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