Form 10KSB
period 2005-12-31
CIGMA METALS CORP
filed 2006-06-06
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                     For the Fiscal year ended December 31, 2005

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

1  Edith  Place,  Coolum  Beach,  Qld,  Australia        4573
(Address  of  principal  executive  offices)             (Zip  Code)

Issuer's  telephone  number  +61  4111  56177

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.    $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $27,265,000 as of May 18, 2006 (December 31, 2005 $35,675,000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,750,000 shares of common stock were outstanding as of May 18, 2006 (December 31, 2005 - 15,350,000).

Documents  incorporated  by  reference  herein:     None

Transitional  Small  Business  disclosure  format  (Check  one);  Yes [ ] No [X]

                            CIGMA METALS CORPORATION

     This annual report contains statements that plan for or anticipate the future, called "forward-looking statements." In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those terms and other comparable terminology.

     These forward-looking statements appear in a number of places in this annual report and include, but are not limited to, statements about: our market opportunity; revenue generation; our strategies; competition; expected activities and expenditures as we pursue our business plan; the adequacy of our available cash resources; our ability to acquire properties on commercially viable terms; challenges to our title to our properties; operating or technical difficulties in connection with our exploration and development activities; currency fluctuations; fluctuating market prices for precious and base medals; the speculative nature of precious and base medals exploration and development activities; environmental risks and hazards; governmental regulations; and conduct of operations in politically and economically less developed areas of the world. These risks and uncertainties are detailed in Item
1. "Business," Item 2. "Properties," Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7. "Financial Statements" and Item 12 "Certain Relationships and Related Transactions".

     Many of these contingencies and uncertainties can affect our actual results and could cause actual results to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, us. Forward looking statements are not guarantees of future performance. All of the forward looking statements made in this annual report are qualified by these cautionary statements. Specific reference is made to filings made by us with the United States Securities and Exchange Commission for more detailed discussions of the contingencies and uncertainties enumerated above and the factors underlying the forward looking statements. These reports and filings may be inspected and copied at the Public Reference Room maintained by the U.S. Securities & Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information about operation of the Public Reference Room by calling the U.S. Securities & Exchange Commission at 1-800-SEC-0330. The U.S. Securities & Exchange Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the U.S. Securities & Exchange Commission at http://www.sec.gov.
------------------

     We disclaim any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise, except to the extent required by applicable laws.


ITEM  1.  BUSINESS.

(A)  General.

     Cigma Metals Corporation ("we," "our," "us," the "Company," and "Cigma") was incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corporation. On April 17, 1999 we changed our name to Cigma Metals Corporation, to more fully reflect the commencement of our business activities as an exploration stage enterprise.

     We are engaged, through our subsidiary, HaldeyGold Ltd., in the exploration of gold and silver mining properties located in the Russian Federation. None of our properties contain any known mineral reserves. See "Item 2. Description of Property."

(B)  Significant Developments in Fiscal 2005 and Subsequent Events.

     During the year ended December 31, 2005 we issued 1,350,000 common shares for cash of $1,350,000; the shares were issued in connection with an offering commenced in 2004 and completed in 2005; subscriptions for an aggregate $1,000,000 were received in 2004,. No share issuances were completed in the year ended December 31, 2004. In March 2006 we issued 400,000 common shares in connection with an offering of $300,000, in the aggregate, consummated in December 2005.

     We concentrated our exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     On August 30, 2004, the company signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a joint venture to explore the Haldeiskaja license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km East of the city of Tomsk. Geosphera would earn a 51% interest in the joint venture by contributing the license for the Haldeiskaja area and the geological data. The license and the geological data was valued at US$52,000. Cigma would earn a 49% interest in the joint venture by paying US$50,000 (paid May 26, 2004 to Geosphera). Cigma increased its interest in the partnership to 80% (Geosphera - 20%) by funding US$350,000 of exploration expenditures on the licensed property in 2004 (the final payment was made to Geosphera in November 2, 2004). Geosphera is the manager of the project.

     Under the terms of the Joint Activity Agreement, a joint venture company, HaldeyGold Ltd., was registered with the Ministry of the Russian Federation for Taxes and levies on January 19, 2005 in order to conduct further financing and exploration work on the Haldeiskaja license area. The joint venture transferred the Haldeiskaja mineral exploration license along with all relevant geological data to HaldeyGold on March 16, 2005. Cigma has an 80% (Geosphera 20%) interest in HaldeyGold. See item 2 property description.

     On April 22, 2005 Cigma and Geosphera agreed to an amendment to the Haldeevskaya Joint Activity Agreement dated August 30, 2004. The amended agreement called for a revision of the 2005 exploration expenditure commitment from $1,500,000 to $300,000 and the 2006 exploration expenditure commitment from $1,300,000 to $2,450,000. In the event that the Company funds less than $1,500,000 of the 2006 exploration budget, the Company's interest in HaldeyGold will be reduced to 50%. Geosphera's ownership interest in HaldeyGold cannot be reduced below 20%.

     On June 17, 2005, as amended December 31, 2005, Cigma signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a joint venture to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Geosphera would earn a 20% interest in the joint venture by contributing the license for the Tugojakovsk area and the geological data. The licence and geological data was valued at $100,000. Under the terms of the agreement: (1) Cigma acquired an 80% share of the project in exchange for contributing $126,440 in 2005 and (2) we are committed to finance the project in 2006 by providing $1,500,000 in accordance with an approved budget. If the financing provided in 2006 is between (1) $800,000 and $1,499,000, our ownership interest will be reduced to 70%; (2) $350,000 and $799,000, reduced to 60%; (3) less than $350,000, reduced to 49%. Geosphera's ownership interest cannot be reduced below 20%. Geosphera is the manager of the project. Under the term of the Joint Activity Agreement, a joint venture company will be registered with the Ministry of the Russian Federation for taxes and levies in order to conduct further financing and exploration on the Tugojakovsk property.

     In March 2006, the Company offered, on a no minimum basis, up to an aggregate of 3,500,000 Units at a price of US $1.00 per Unit. Each Unit shall be comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date.

     On April 7, 2006, the Company's Board of Directors approved a 2:1 stock split effective May 15, 2006 (the "Effective Date") to increase the total number of issued and outstanding common shares of the Company such that each Shareholder will receive two new Shares (the "Post Split Shares") for one old Share upon completion of the Split. The Company believes a 2:1 stock split will enhance the liquidity and marketability of the common shares and make the common shares accessible to a wider range of investors.

     NASD approval for trading on a post split basis was received on May 19, 2006. Shareholders must return their certificates if they wish to receive new replacement certificates representing the Post Split Shares. The new certificate will evidence our new CUSIP number which will be identified with our new trading symbol CGMX.

(C)  Exploration and Development.

     We conduct our activities from our offices in Coolum Beach, Queensland, Australia and Tomsk, Russia. Our strategy is to concentrate our activities on:
(i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

     Our properties are in the exploration stage only and are without a known body of Mineral Reserves. Our primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

     Development of our properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors.

     During 2005 we concentrated our exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

     Initial work by the Cigma/Geosphera Joint Activity Agreement focused on the results obtained from previous workers during the period 1998 - 2001. During this time the TPU (Tomsk Polytechnic University) conducted litho-hydro-geochemical surveys at 1:200,000 scale. Data was filtered and two areas of anomalous mineralisation were selected. Further more detailed geochemical surveys at 1:50,000 scale were carried over the Haldeevskaya area. The result of these investigations made it possible to draw contour maps over the Haldeevskaya area for anomalous gold.

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

     Geological studies within the Haldeevskaya license area were conducted over areas of known mineralisation. During the preliminary stages all the materials and data obtained by the previous researchers and geologists were systematized and processed, a computer data base of geological, geophysical and geochemical data was created, and the data was interpreted.

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

     In 2003, within Verkhnekamensk area, a litho-chemical survey was carried out and a geophysical campaign was completed within an area of 13.1 .km2 (200x50 metres). Geophysical studies included magnetic surveys, electric prospecting by symmetric electric profiling and natural field methods (IP and SP). Collected samples were analyzed by the spectral method and the gold chemical spectrum method. Results of litho-chemical and geophysical studies made it possible to contour the areas prospective for gold mineralisation.

     In 2004 a soil sampling survey was carried out over the Haldeevskaya project at a 1:10,000 scale (100x20 metres) grid. Simultaneously geophysical studies (magnetic survey and electrical profiling) were conducted at 1:5.000 scale (50x5metres) over an area of 7.1 km2. The purpose of these studies was to localise the mineralized zones and to reveal areas for further drilling. The processing and interpretation of the geophysical data was completed.

     Regionally, the Haldeevskaya license has been evaluated through a series of geophysical and geochemical techniques over the years. The lack of bedrock exposure within the licenses has required indirect methods to interpret the underlying geological environment. The geology (lithology as well as structure) of the areas has been interpreted primarily through geophysical techniques. Years of geochemical work, including litho-geochemical and hydro-geological studies (rock chips, silt, soil and water samples) have outlined areas of potential mineral interest. The immediate target areas within the Haldeevskaya license are interpreted as carbonaceous shale units striking in a general north-south direction which have been affected by east-west structures as well as similarly oriented diabase dyke swarms.

     We have not undertaken an independent investigation of the resource estimates nor independently analyzed the results of the previous exploration work in order to verify the classification of these resources. The historical estimates, therefore, should not be relied upon. Nevertheless, we believe that these historical estimates provide a conceptual indication of the exploration potential of the property.

     Total exploration expenditures incurred by the Company during 2005 on the Haldeevskaja joint venture amounted to $253,494. The funds were spent on the Verkhnekamenski anomaly, and the Suchorechenski anomaly. On the Verkhnekamenski anomaly $104,236 was spent on drilling, $14,736 for sample management and logging, $13,682 for transportation and camp infrastructure and $676 for assays. On the Suchorechenski anomaly $43,418 on soil geochem and geophysics, $4,993 on transportation and camp infrastructure, $54,803 on data processing and $16,950 on sundries including various taxes.

(D)  Employees.

     Cigma employed three full time persons and 3 part time employees as of May 18, 2006 and December 31, 2005, none of whom were covered by collective bargaining agreements. We consider our relationship and that of our subsidiaries with our employees and contractors to be satisfactory. During 2005, 2004 and 2003 there were no strikes or walkouts by any of our employees.

     (E)     Risk  Factors
             -------------

     Our business may affected by numerous risks. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

   -   Regulation  of  Mining  Activity.

     Our interests in our projects will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on us.

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

   -   Foreign  Countries  and  Regulatory  Requirements.

     The mineral exploration and mining activities on our properties may be affected in varying degrees by political stability and the policies of other nations to the extent that we acquire or continue to develop resource properties outside of the United States of America. Any changes in regulations or shifts in political conditions are beyond our control may adversely affect our business. Our operations may be affected by government laws and regulations or the interpretations thereof, including those with respect to export controls, expropriation of property, employment, land use, water use, environmental legislation and mine safety. Our operations may be also affected by political and economic instability, confiscatory taxation, restriction on currency conversions, imports and sources of supplies, the expropriation of private enterprises, economic or other sanctions imposed by other nations, terrorism, military repression, crime, and extreme fluctuations in currency exchange rates and high inflation which may make it more difficult for us to raise funds for the development of our mineral interests in some countries.

   -   Competition.

     Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.

     Many companies are engaged in the exploration of mineral properties. We encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, base metals and industrial metals. Many of these companies have substantially greater technical and financial resources than us and thus we may be at a disadvantage with respect to some of our competitors.

     The marketing of minerals is affected by numerous factors, many of which are beyond our control. Such factors include the price of the mineral in the marketplace, imports of minerals from other nations, the availability of adequate refining and processing facilities, the price of fuel, electricity, labor, supplies and reagents and the market price of competitive minerals. In addition, sale prices for many commodities are determined by world market forces or are subject to rapid and significant fluctuations that may not necessarily be related to supply or demand or competitive conditions that in the past have affected such prices. Significant price movements in mineral prices over short periods of time may be affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The effect of these factors on the price of minerals and, therefore, the economic viability of any of our projects cannot accurately be predicted. As we are in the exploration stage, the above factors have had no material impact on operations or income.

   -   Environmental  Regulations.

     Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

     All phases of our operations in the Russian Federation are subject to Russian Federation environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

   -   Mining  Risks  and  Insurance.

     Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have a direct or indirect interest will be subject to all type of hazards and risks or unexpected formations, cave-ins, pollution, all of which could result in work stoppages, damages to property, and possible environmental damages. We do not have general liability insurance covering our operations. Payment of any liabilities in excess of our insurance coverage could have a materially adverse effect upon our financial condition.

   -   Unsuccessful  Operations.

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

     We have an interest in two mineral exploration licences. The properties have no known reserves. We have no history of earnings or cash flow from operations. Historically, the only source of funds available to us is through
(i) the sale of our equity shares or (ii) borrowings. Even if the results of future exploration programs are encouraging, we may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercial deposit exists on any of our properties. While we may generate additional working capital through the operation, development, sale or possible syndication of our properties, there is no assurance that any such funds will be available for operations.

     The development of any ore deposits, if found on the property, depends upon our ability to obtain financing through joint venturing of projects, debt financing, equity financing or other means. There is no assurance that we will be able to obtain the required financing. Failure to obtain additional financing on a timely basis could cause us to forfeit our interest in such properties, dilute our interests in the properties and/or reduce or terminate our operations.

   -   Conflicts  of  interest.

     Messrs. Pearl, Mueller and Segura, who serve as our directors, may also be directors of other mineral resource companies and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors' conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral resources companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors' other companies for which the directors may deem the projects to have a greater benefit. PLEASE REFER TO "ITEM 12 - RELATED PARTY TRANSACTIONS."

   -   Currency  fluctuations.

     We maintain our accounts in United States dollars. Our operations in Canada and the Russia Federation make us subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. At the present time we do not engage in hedging activities.

   -   No  Insurance.

     The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

   -   General  risks

     We are subject to the numerous risks and hazards inherent to the mining industry including, without limitation, the following:

     - mining activities are subject to substantial operating hazard some of which are not insurable or may not be insured due to economic considerations;

     -    the  availability  of water, which is essential to milling operations;

     -    interruptions  caused  by  adverse  weather  conditions;

     - unforeseen limited sources of supplies may resulted in shortages of material and equipment such as dynamite, earth moving equipment like bull dozers, backhoes and drilling equipment, fuel supplies, assaying and milling facilities, and availability of experienced manpower. The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

   -   Limited  Trading  Market  For  Our  Shares

     There is current only a limited trading market for our common stock on the so-called "pink sheets" as a result of our failure to timely comply with our filing obligations under the Exchange Act. This may make it more difficult for you to sell your stock if you so desire.

     Our common stock is a "penny stock" as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker dealers to make a market in our stock.

     Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

     In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

Haldeevskaja  Licence

     The Haldeevskaja license is characterized by intensive litho and hydro-geochemical anomalies. The interpreted geological environment of the area based on geophysical interpretation from past studies while the alteration patterns, interpreted geology, interpreted structural environment (based on geophysical and geochemical studies) and assay results are from Soviet drilling from the past. The gold zone geometry appears as isometric zonal structures about 20 kilometres in diameter. The geochemical anomalies of gold, their accompanying elements, and rare earth elements are interpreted by Cigma and Geosphera to be indicative of intense activity of hydrothermal alteration of the host rocks. Such intense hydrothermal processes can focus mineralisation into gold deposits. Gold values in river mud and clays are hundredths and tenths of g Au/t, and several samples assay at more than 0.1 g Au/t. The background values may indicate much higher values of gold in bedrock. A similar example is seen at the Natalkinsk deposit, in the Magadan region (Russian Far East), containing proven reserves of 250 tons of gold (non- CIMM compliant), which have a litho-chemical surface anomaly with maximum gold values of 0.032 g Au/t (verbal communication - Tomsk Polytechnic Institute).

     The litho and hydro-geochemical anomalies indicate 3 gold litho-geochemical surface and geophysical anomalies areas of interest within the Haldeevskaya license, namely, the Semilushensk, Kolbikhinsk, and Verkhnekamsk anomalies. The Semilushensk anomaly is situated in the north-western part of the Haldeevskaya area. Hosted within the sedimentary sequence, are interpreted zones of longitudinal faults with intensive carbonatization and sulphidization. The zones are typified by interpreted impregnations of pyrite, arsenopyrite, antimonite and occasionally sphalerite for a thickness of tens of meters.

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

     The Semilushensk anomaly has since become the focus of a biogeochemical (birch foliage) and litho-geochemical survey along the rivers covering an area of 20 km2. Litho-geochemical sampling of 140 boreholes, drilled at 60 to 80 metre depths in the past on a 250 x 50 metre grid over an area of 1.5 km2 was completed outlining primary and secondary anomalies of antimony, arsenic, silver, etc with gold contents in the primary anomalies of up to 0.5 g Au/t (poor recoveries). These elements form complex anomalies along a north northeast strike and stretch for hundreds of meters and up to kilometres with widths of 100 to 200 metres. The Cigma Geosphera Joint Venture has since conducted investigations within the entire Semilushensk area of interest. These studies included litho-geochemical surveys and prospecting along rivers (500x50 metres) and geological studies. Samples were taken and have been prepared for analysis. The analysis will make it possible to contour the zones of interest and to determine the methods and necessary techniques for further exploration. No geochemical analyses have been performed as yet.

     The Kholbikhinsk area is in the central part of the Haldeevskaya license area. At the end of the 19th century 3.5 kilograms of gold were officially recovered from the placer deposits located within this field. During the 1990s special studies were conducted for gold placer deposits and resources of 140 kilograms were calculated by the Soviets on the basis of data obtained from drilling (non CIMM compliant). In 2001 a shallow pit revealed a quartz vein measuring 0.4 metres in width with a veinlet of visible gold, 0.5 cm in width. The quartz was not sampled, the vein was not followed-up, and the area was not studied.

     The Cigma Geosphera Joint Venture has since carried out a litho-geochemical survey (soil) on a 500 by 50 metre grid, and approximately 9,000 samples have been prepared and are awaiting analytical test results.

     The Verkhnekamensk anomalous area is located in the eastern part of the Haldeevskaya license on the tectonic contact between the clay shales and the volcanic rocks. As a result of the litho-geochemical, geological and geophysical studies, conducted by Geosphera, 2 mineralized zones of an east-west strike have been outlined and plotted at 1:20,000. These zones are traced across the area for 3 kilometres with widths ranging from 250 to 700 metres. Within these zones 3 anomalies were found and appear prospective for gold mineralisation. The potential for gold mineralization may exist at the intersection of sub-latitudinal (east-west) mineralized zones and sub-meridian zones (north-south) of silicification and diagonal dyke belts. Within areas of elevated gold values, bismuth, silver, copper and zinc were found in the secondary dispersion aureoles. Gold geochemical results from clays, up to 30 metres in depth over the target area are tenths and hundredths of g Au/t.

     We have not undertaken an independent investigation of the resource estimates nor independently analyzed the results of the previous exploration work in order to verify the classification of these resources. The historical estimates, therefore, should not be relied upon. Nevertheless, we believe that these historical estimates provide a conceptual indication of the exploration potential of the property.

Tugojakovsk  Licence

     The geology of Tugojakovsk area is represented by the sediments of the Salamatovskaya, Yarskaya, Lagernosadskaya stratus and the Basandajskaya suite. The sedimentary rocks of these rock formations are composed of carbonaceous-clay and clay shales and aleurolites with minor sand composition. The rock formations are deformed into linear folds with a north-northeastern strike and cut by the series of longitudinal, lateral and diagonal faults striking to the northeast and northwest. The dolerite, essexite-dolerite, and monzonite dikes intrude Paleozoic rocks forming a series of dike zones along a north-west trend.

     The structures of the Tugojakovsk project are determined by their position being towards the central part of the eastern side of the Tomsk syncline, where the Carboniferous terrigeneous series are located. The rocks are deformed into linear folds, striking north northeast, faulted by longitudinal faults and associated north east and north-west cross faults and dislocations. Within the project area the principal structure is a transversal cross fault correlated to the Tugojakovsk dyke belt. Gold mineralisation occurs as two main zones, Baturinsk - Larinsk, with numerous lesser order occurrences, along a north-northwest strike.

     The Larinsk - Yakuninskaya zone is traced, via litho and geochemical anomalies, from the gold occurrence at Larinsk to the middle stretch of the Yakunin River, a distance of 7 kilometres and 1 kilometre in width. Quartz fragments assayed up to 14.2 g Au/t. Limited samples taken from the contact of the silicified shales and a monzonite dyke assayed at 40.0 g Au/t, the monzonite itself assayed at 0.4 g Au/t and 1.6g Au/t, and the shales on the other side of the dyke assayed at 4.4 g Au/t. This zone is yet to be studied along its strike and depth. Previous work in the Larinsk - Yakuninskaya zone identified alluvial placer deposits of gold, at 1 to 3g Au/m3.

     The Baturinsk ore zone is situated 5 kilometres from Larinsk and is traced from Baturinsk towards the Tom River valley up to Aydkovsk Island, a distance of 10 kilometres with a width between 0.5 and 1 kilometre. The ore zone was discovered by accident during road construction. In the gravel road base quarry, quartz veinlets with visible gold were observed. Sampling of a 3.5 metre intersection assayed at 10.4g Au/t, 10.8 g Au/t, 7.2 g Au/t and 7.6 g Au/t (see Figure 5-7). A 1 metre wide quartz vein, 15 meters above this zone, was uncovered in a trench and visible mineralisation included arsenopyrite, galena and gold. The quartz assayed at 34.7g Au/t.

     In the northwest section of this trend, at Aydakovsk, a placer gold occurrence was discovered in sandy gravels and the grade calculated at 83.4 mg Au/m3 at an average thickness of 1.4m. Shallow drilling into the underlying bedrock, within pyritized shales, assayed up to 6.9 g Au/t. No follow-up work was completed.

     Later, at Baturinsk 104 holes (impact rotary drilling) were drilled to test a 2 km2 area to an average depth of 50 metres - 70 metres and 4 holes were completed to a depth of 250 metres. The result showed several northeast dipping zones of crushed mylonite, graphitic shales with quartz veinlets (up to 20 cm wide) containing arsenopyrite, pyrite, chalcopyrite, sphalerite and galena. The drilling followed the strike for 500 metres and to a depth of 250 metres. Limited assaying gave 13.6 g Au/t at 10 metres, and 8 g Au/t at 180 metres, for hole #2, but the bulk of the drilling was not analyzed, nor any of the surrounding area. It must be remembered that Soviet drilling was notorious for it lack of recovery and that the analytical results must be viewed with a degree of skepticism.

     We have not undertaken an independent investigation of the resource estimates nor independently analyzed the results of the previous exploration work in order to verify the classification of these resources. The historical estimates, therefore, should not be relied upon. Nevertheless, we believe that these historical estimates provide a conceptual indication of the exploration potential of the property.

ITEM  3.  LEGAL  PROCEEDINGS.

     We are not party to any litigation, and have no knowledge of any pending or threatened litigation against it.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) Our Common Stock has been quoted on the Pink Sheets since November 18, 1999. The following table sets forth the high and low bid prices for our Common Stock for the calendar quarters indicated as reported by the Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may not represent actual transactions.

------------------------------------------------------------------------------
             First Quarter    Second Quarter   Third Quarter   Fourth Quarter
-----------  --------------  ----------------  --------------  ---------------
2005 - High  $        2.540  $      2.500 (1)  $            -  $             -
-----------  --------------  ----------------  --------------  ---------------
2005 - Low   $        1.150  $      1.850 (1)  $            -  $             -
-----------  --------------  ----------------  --------------  ---------------
2005 - High  $        3.050  $         3.150   $        3.100  $             -
-----------  --------------  ----------------  --------------  ---------------
2005 - Low   $        2.700  $         2.900   $        2.000  $             -
-----------  --------------  ----------------  --------------  ---------------
2004 - High  $        2.250  $         2.250   $       2.2.90  $         3.000
-----------  --------------  ----------------  --------------  ---------------
2004 - Low   $        1.500  $         1.500   $        1.310  $         1.450
------------------------------------------------------------------------------

     Our stock is also quoted on the Frankfurt Exchange under the symbols "C9K.FSE," and "C9K.ETR".

     (1) The high and low bid prices for our Common Stock for the Second Quarter of 2006 were for the period January 1, 2006 to May 18, 2006

(b)  Holders:       As  of  May  26,  2006  there  were 17 (December 31, 2005  -
                    18)  holders  of  record  of  our  Common  Stock.
(c)  Dividends:     No  cash  dividends  were  paid  in Fiscal 2005, Fiscal 2004 or Fiscal 2003. No cash dividends have been paid subsequent to December 31, 2005. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

     Securities authorized for issuance under equity compensation plan:     None

     We have issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2005.

     On December 13, 2005 we completed a private placement of 350,000 common shares priced at $1.00 per share for a total consideration of $350,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act.

     On March 30, 2006 we completed a private placement of 400,000 common shares priced at $0.75 per share for a total consideration of $300,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Cash of $300,000 was received in December 2005 in connection with the private placement.

     On May 12, 2006 we completed a private placement of 3,270,000 common shares priced at $1.00 per share for a total consideration of $3,270,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Cash of $3,270,000 was received in May 2006.

     On May 26, 2006 we completed a private placement of 1,460,000 common shares priced at $0.50 per share for a total consideration of $730,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Cash of $730,000 was received in May 2006.


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(A)  General.

     We are a mineral exploration company with offices in Coolum Beach, Australia and Tomsk, Russia and are engaged in the exploration of base, precious metals and industrial minerals worldwide. We were incorporated under the laws of the State of Florida on January 13, 1989 as Cigma Ventures Corp. On April 17, 1999 we changed our name to Cigma Metals Corporation to more fully reflect our status as an exploration stage enterprise and our engagement in resource exploration activities.

     We had no revenues during Fiscal 2005 and Fiscal 2004. Funds raised in Fiscal 2005 and Fiscal 2004 were used for exploration of our properties and general administration.

(B)  Results  of  Operations.

     Year Ended December 31, 2005 ("Fiscal 2005") versus Year Ended December 31, 2004 ("Fiscal 2004"); in Fiscal 2005 we recorded a loss of $(888,224) or $0.06 per share, compared to a loss of $657,031 ($0.05 per share) in Fiscal 2004.

     General and administrative expenses - in Fiscal 2005 we recorded total general and administrative expenses of $303,419 (Fiscal 2004 - $214,016). The 2005 amount includes administrative and general expenses of $32,985 (2004 - $49,964), professional fees $51,211 (Fiscal 2004 - $50,116), property search and negotiation $69,608 (2004 - $32,146), and salaries and consulting fees of $145,396 (2004 - $79,533).

     Exploration expenditures - For the year ended December 31, 2005 we recorded total exploration costs of $345,392 compared to $408,306 in Fiscal 2004. Direct exploration expenses on the Haldeevskaya mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $18,226 during Fiscal 2005 (Fiscal 2004 - $46,706). Additionally we recorded $202,795 in partnership exploration costs (2004 - $361,600) and $94,234 (Fiscal 2004 - $38,400) in write-down of investment in partnership interest. Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $124,371 during Fiscal 2005 (Fiscal 2004 - $0).

(C)  Capital  Resources  and  Liquidity.

Fiscal  2005  versus  Fiscal  2004:

     At  December 31, 2005, we had cash of $250,170 (Fiscal 2004 - $311,845) and working capital of $388,087 (2004 working capital - $544,438) respectively. Total liabilities as of December 31, 2005 were $43,880 as compared to $21,722 on December 31, 2004, an increase of $22,158. In May 2004 we closed the private placement announced in March 2004. The private placement consisted of 1,000,000 common shares at a price of $1.00 per share for proceeds of $1,000,000 which were received in 2004. The shares were issued in May 2005. During Fiscal 2005 investing activities consisted of investment in partnership $297,029 (2004 - $400,000). For Fiscal 2005 we recorded a net loss of $888,224 (Fiscal 2004 - $657,031) or $0.06 per share (Fiscal 2004 - $0.05 per share).

     Our business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, we have incurred recurring operating losses and require additional funds to meet our obligations and maintain our operations. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

     Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Plans  for  Year  2006

     During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that we will be able to do so.

     Our exploration work program in 2006 will concentrate exploration activities on the joint venture Haldeevskaya license area, the joint venture Tugojakovsk licence area acquired in June 2005 and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

     The 2006 exploration work program on the Haldeevskaya license and Tugojakovsk licence areas will entail completion of data processing from the year 2005, surface mapping, soil sampling and assaying, soil geochemistry, geophysical surveying and drilling. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

(D)  Application  of  Critical  Accounting  Policies

     The preparation of our consolidated financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Our accounting policies are described in note 2 to our December 31, 2005 financial statements. Our accounting policies relating to capitalization of mineral property acquisition, exploration and development costs and the investment in partnership interest are critical accounting policies that are subject to estimates and assumptions regarding future activities.

     See the following notes to the December 31, 2005 audited Consolidated Financial Statements:

     Note  2  -  Mineral  Properties  and  Exploration  Expenses

     Note  2  -  Investment  in  Partnership  Interest


(E)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations.

     We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(F)  Market  Risk  Disclosures.

     We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.


ITEM  7.     FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2004

                      Financial Statements                      Page
     Report of Independent Registered Public Accounting Firm      2
     Consolidated Balance Sheets                                  3
     Consolidated Statements of Operations                        4
     Consolidated Statements of Stockholders' Deficiency          5
     Consolidated Statements of Cash Flows                        6
     Significant Accounting Policies                              7
     Notes to Financial Statements                            12 to 16

Financial  Statement  Schedules  *

*Financial  Statement  Schedules  have  been  omitted  as  not  applicable

               CIGMA  METALS  CORPORATION
               (An  exploration  stage  company)
               Consolidated  Financial  Statements
               (EXPRESSED  IN  U.S.  DOLLARS)
               December  31,  2005  and  2004


               INDEX
               -----

               Report of Independent Registered Public Accounting Firm

               Consolidated  Balance  Sheets

               Consolidated  Statements  of  Operations

               Consolidated  Statements  of  Stockholders'  Equity

               Consolidated  Statements  of  Cash  Flows

               Notes  to  Consolidated  Financial  Statements


                                     F 1

                               [Header Omitted]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Cigma Metals Corporation:

We have audited the accompanying consolidated balance sheet of Cigma Metals Corporation (the "Company") (an exploration stage company) as at December 31, 2005 and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 13, 1989 (inception) to December 31, 2004 were reported on by other auditors and reflect a total net loss of $1,075,289 of the related cumulative totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended and for the period from January 13, 1989 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               DALE MATHESON CARR-HILTON LABONTE

                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
April 11, 2006


                                     F 2

CIGMA METALS CORPORATION
(An exploration stage company)

Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------
                                                             December 31    December 31
                                                                    2005           2004
---------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                                     $    250,170   $    311,845
  Other receivables                                                   -          6,211
  Available-for-sale securities (Note 3)                        181,797        248,104
---------------------------------------------------------------------------------------
Total assets                                               $    431,967   $    566,160
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities                 $     26,894   $     17,722
  Accounts payable - related party (Note 7)                      16,986          4,000
---------------------------------------------------------------------------------------
Total current liabilities                                        43,880         21,722
---------------------------------------------------------------------------------------

Stockholders' Equity
Common stock  (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    15,350,000 (2004 - 14,000,000) common shares                  1,535          1,400
Additional paid in capital                                    2,050,065        700,200
Common stock subscriptions (Note 10)                            300,000      1,000,000
Accumulated deficit during the exploration stage             (1,963,513)    (1,075,289)
Accumulated other comprehensive (loss)                                -        (81,873)
---------------------------------------------------------------------------------------
Total stockholders' equity                                      388,087        544,438
---------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                 $    431,967   $    566,160
=======================================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

    The accompanying notes are an integral part of these consolidated financial statements.


                                     F 3

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)                                   Cumulative
                                                              January 13            Year            Year
                                                        1989 (inception)           Ended           Ended
                                                         to December 31,    December 31,    December 31,
                                                                    2005            2005            2004
--------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                           $        178,517   $      32,985   $      49,964
  Exploration costs (Note 4)
    - HaldeyGold Project - partnership                          564,395         202,795         361,600
    - HaldeyGold Project - other                                128,357          18,226          46,706
    - Tugojakovks Project                                       124,371         124,371               -
  Interest and bank charges                                       7,819           4,219           2,257
  Professional fees                                             205,350          51,211          50,116
  Property investigation costs                                  101,754          69,608          32,146
  Salaries and consulting fees                                  411,716         145,396          79,533
--------------------------------------------------------------------------------------------------------
Loss before other items                                      (1,722,279)       (648,811)       (622,322)
--------------------------------------------------------------------------------------------------------

Other income (loss)
  Write-down of available-for-sale securities (Note 3)         (148,180)       (148,180)              -
  Write-down of investment in
    partnership interest (Note 4)                              (132,634)        (94,234)        (38,400)
Interest income                                                  39,580           3,001           3,691
--------------------------------------------------------------------------------------------------------
Total other income (loss)                                      (241,234)       (239,413)        (34,709)
--------------------------------------------------------------------------------------------------------
Net loss                                               $     (1,963,513)  $    (888,224)  $    (657,031)
========================================================================================================

Basic and diluted loss per share                                          $       (0.06)  $       (0.05)
========================================================================================================
Weighted average number of
common shares outstanding                                                    14,463,599      14,000,000
========================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.


                                     F 4

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 13, 1989 (INCEPTION) TO DECEMBER 31, 2005
(EXPRESSED IN U.S. DOLLARS)

                                                                                          Deficit
                                                                                        Accumulated     Accumulated
                                                         Additional       Common        During the         Other
                                      Common stock         Paid-In         Stock        Exploration    Comprehensive
                                      Shares    Amount     Capital     Subscriptions       Stage        Gain (Loss)       Total
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
 services on August 2, 1989          1,000,000  $   100  $       900  $            -   $          -   $            -   $        -
Net loss for the period                      -        -            -               -         (1,000)               -       (1,000)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991 to 1997   1,000,000      100          900               -         (1,000)               -       (1,000)
Issuance of stock for mineral
 property rights on April 2, 1998    6,000,000      600            -               -              -                -          600
Net loss for the year                        -        -            -               -           (600)               -         (600)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           7,000,000      700          900               -         (1,600)               -            -
Issuance of common stock for
 cash on  March 31, 1999             7,000,000      700      699,300               -              -                -      700,000
Net loss for the year                        -        -            -               -       (141,392)               -     (141,392)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          14,000,000    1,400      700,200               -       (142,992)               -      558,608
Net loss for the year                        -        -            -               -       (211,182)               -     (211,182)
Unrealized losses on available
 for sale securities                         -        -            -               -              -          (77,734)     (77,734)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          14,000,000    1,400      700,200               -       (354,174)         (77,734)     269,692
Net loss for the year                        -        -            -               -        (25,510)               -      (25,510)
Unrealized losses on available
 for sale securities                         -        -            -               -              -          (17,803)     (17,803)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          14,000,000    1,400      700,200               -       (379,684)         (95,537)     226,379
Net loss for the year                        -        -            -               -        (20,943)               -      (20,943)
Unrealized gain on available
 for sale securities                         -        -            -               -              -           48,407       48,407
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          14,000,000    1,400      700,200               -       (400,627)         (47,130)     253,843
Net loss for the year                        -        -            -               -        (17,631)               -      (17,631)
Unrealized losses on available
 for sale securities                         -        -            -               -              -           (3,723)      (3,723)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          14,000,000    1,400      700,200               -       (418,258)         (50,853)     232,489
Common stock to be issued                    -        -            -       1,000,000              -                -    1,000,000
Net loss for the year                        -        -            -               -       (657,031)               -     (657,031)
Unrealized losses on available
 for sale securities                         -        -            -               -              -          (31,020)     (31,020)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004          14,000,000    1,400      700,200       1,000,000     (1,075,289)         (81,873)     544,438
Issuance of common stock for
 cash on May 20, 2005                1,000,000      100      999,900      (1,000,000)             -                -            -
Issuance of common stock for
 cash on December 13, 2005             350,000       35      349,965               -              -                -      350,000
Common stock to be issued                    -        -            -         300,000              -                -      300,000
Recognition of other than
 emporary decline in market
 value of available-for-sale
 securities                                  -        -            -               -              -           81,873       81,873
Net loss for the year                        -        -            -               -       (888,224)               -     (888,224)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005          15,350,000  $ 1,535  $ 2,050,065  $      300,000   $ (1,963,513)  $            -   $  388,087
==================================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

                                     F 5

CIGMA METALS CORPORATION
(An exploration stage company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                                               January 13            Year            Year
                                                                         1989 (inception)           Ended           Ended
                                                                          to December 31,    December 31,    December 31,
                                                                                     2005            2005            2004
-------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                 $     (1,963,513)  $    (888,224)  $    (657,031)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                             600               -               -
  - issuance of common stock for services rendered                                 1,000               -               -
  - partnership exploration costs                                                564,395         202,795         361,600
  - write-down of investment in partnership interest                             132,634          94,234          38,400
  - accumulated losses on available for sale securities                          148,180         148,180               -
  Changes in working capital assets and liabilities
  - decrease (increase) in other receivables                                           -           6,211          (6,211)
  - increase (decrease) in accounts payable and accrued liabilities               43,880          22,158         (25,016)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (1,072,824)       (414,646)       (288,258)
-------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                                 (329,977)              -               -
  - investment in partnership interest                                          (697,029)       (297,029)       (400,000)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,027,006)       (297,029)       (400,000)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common shares for cash                                         2,050,000         650,000               -
  - shares subscribed                                                            300,000               -       1,000,000
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      2,350,000         650,000       1,000,000
-------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                       250,170         (61,675)        311,742
Cash, beginning of period                                                              -         311,845             103
-------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                     $        250,170   $     250,170   $     311,845
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9)

    The accompanying notes are an integral part of these consolidated financial statements.


                                     F 6

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  1  -  NATURE  OF  BUSINESS  AND  CONTINUANCE  OF  OPERATIONS
--------------------------------------------------------------------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date, has incurred losses of $1,963,513 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------

PRINCIPALS  OF  CONSOLIDATION
These consolidated financial statements, prepared in accordance with US GAAP, include the accounts of the Company and its wholly-owned subsidiaries, Northgold Company Limited ("Northgold") and Cigma Metals Limited ("Cigma BVI"). Collectively, they are referred to herein as (the "Company"). Significant inter-company accounts and transactions have been eliminated. Northgold and Cigma BVI are inactive.

BASIS  OF  PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

USE  OF  ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH  EQUIVALENTS
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at December 31, 2005 and 2004.


                                     F 7

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

MINERAL  PROPERTIES  AND  EXPLORATION  COSTS
Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Task Force Issue 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of the date of these financial statements, the Company has only incurred exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2005 and December 31, 2004, any potential costs relating to the retirement of the Company's mineral property interests has not yet been determined.

INVESTMENT  IN  PARTNERSHIP  INTEREST
The Company accounts for its partnership interests under US GAAP using the equity method. Therefore, the partnership interests are carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest.

SHARE-BASED  COMPENSATION
On  January  1,  2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.


                                     F 8

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

SHARE-BASED  COMPENSATION  (CONTINUED)
Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company did not grant any stock options during the years ended December 31, 2005 and 2004 and accordingly has not recorded any stock-based compensation.

AVAILABLE-FOR-SALE  SECURITIES
Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. Realized gains and losses are determined on an average cost basis when securities are sold. In accordance with the Company's policy to review its investment portfolio for declines that may be other than temporary, the Company recorded a non-cash loss of $148,180 on a lower-of-cost-or-market write-down on certain available-for-sale securities during the year ended December 31, 2005.

FOREIGN  CURRENCY  TRANSLATIONS  AND  TRANSACTIONS
The Company's reporting currency is the U.S. Dollar. Foreign subsidiaries utilize the functional currency applicable to the country in which they operate. The Company translates assets and liabilities of its foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

CONCENTRATION  OF  CREDIT  RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of December 31, 2005 and December 31, 2004, the Company has deposits in a bank beyond insured limits.

LONG-LIVED  ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company has not recognized any impairment losses through December 31, 2005.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  AND  RISKS
Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.


                                     F 9

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  AND  RISKS  (CONTINUED)
The carrying value of cash, other receivables, accounts payable and accrued expenses, and accounts payable - related party, approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar. The Company does not use any derivative instruments.

As all of the Company's mineral properties and partnership interest are located in Russia, the Company is subject to different considerations and other risks not typically associated with companies in North America. Such risks are associated with the political, economic, foreign currency and legal environments. The Company's results may be adversely affected by changes in the political and social conditions in Russia and by changes in government policies with respect to laws and regulations.

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

COMPREHENSIVE  LOSS
The Company's accumulated other comprehensive loss consists of the accumulated unrealized loss on available-for-sale securities. The Company had a comprehensive loss of $888,224 and $688,051 which includes an unrealized loss of $nil and $31,020 at December 31, 2005 and 2004, respectively.


                                      F 10

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

COMPARATIVE  FIGURES
Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

In July 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's reported financial position or earnings.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Asset Retirement Obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair values as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

In November 2005, the FASB issued Staff Position "FSP" FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profits Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company's financial statements.


                                      F 11

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.


NOTE  3  -  AVAILABLE-FOR-SALE  SECURITIES
--------------------------------------------------------------------------------

                                                                          Gross        Gross       Net Accumulated
                                                                       Unrealized    Unrealized     Unrecognized      Market
                                                               Cost       Gains       (Losses)     Gains (Losses)      Value
                                                                $           $            $                $              $
------------------------------------------------------------------------------------------------------------------------------
December 31, 2003, equity securities                          329,977      122,013     (172,866)           (50,853)   279,124
Change during the year                                              -       48,516      (79,536)           (31,020)   (31,020)
------------------------------------------------------------------------------------------------------------------------------
December 31, 2004, equity securities                          329,977      170,529     (252,402)           (81,873)   248,104
Change during the year                                              -        2,966      (69,273)                 -    (66,307)
Recognition of other than temporary decline in market value         -            -            -             81,873          -
------------------------------------------------------------------------------------------------------------------------------
December 31, 2005, equity securities                          329,977      173,495     (321,675)                 -    181,797
==============================================================================================================================

--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS
--------------------------------------------------------------------------------

The Company holds an interest in two mineral exploration licences located in the Tomsk Oblast Region, of the Russian Federation.


                                      F 12

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS  (CONTINUED)
--------------------------------------------------------------------------------

HALDEYGOLD  PROJECT
On August 30, 2004, the Company signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a partnership to explore the Haldeevskaya license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km east of the city of Tomsk. Geosphera will earn a 51% interest in the partnership by contributing the license for the Haldeevskaya area and the geological data. The license and the geological data have been valued at US$52,000. The terms of the agreement provided that the Company was to earn a 49% interest in the partnership by paying US$50,000. However, the Company increased its interest in the partnership to 80% (Geosphera - 20%) by funding US$350,000 of exploration expenditures on the licensed property in 2004. Geosphera is the manager of the project.

Pursuant to the terms of the Joint Activity Agreement, and for the purpose of conducting further financing and exploration work, a company, HaldeyGold Ltd. ("HaldeyGold"), was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Haldeevskaya mineral exploration license along with all relevant geological data was transferred by the partnership to HaldeyGold on March 16, 2005. The Company has an 80% (Geosphera 20%) interest in HaldeyGold.

On April 22, 2005 and December 31, 2005 the Company and Geosphera agreed to amendments to the Haldeevskaya Joint Activity Agreement dated August 30, 2004 resulting in a revision of the 2005 exploration expenditure commitment from $300,000 to $250,000 and an agreement on behalf of the Company to fund $2,450,000 toward the 2006 HaldeyGold exploration budget. In the event that the Company funds less than $1,500,000 of the 2006 exploration budget, the Company's interest in HaldeyGold will be reduced to 50%. Geosphera's ownership interest in HaldeyGold cannot be reduced below 20%.

Consistent with the Company's accounting policies, acquisition and exploration costs on unproven reserves are charged to operating costs as incurred.

The  Company's  investment in the HaldeyGold partnership interest is as follows:

                                                      --------------------------------------------------
                                                        January 13, 1989           Year             Year
                                                          (inception) to          ended            ended
                                                            December 31,   December 31,     December 31,
                                                                    2005           2005             2004
                                                      --------------------------------------------------
    Capital invested                                  $         697,029   $     297,029   $     400,000
    Exploration costs incurred                                 (564,395)       (202,795)       (361,600)
                                                      --------------------------------------------------
                                                                132,634          94,234          38,400
    Write-down of investment in partnership interest           (132,634)        (94,234)        (38,400)
                                                      --------------------------------------------------
    Partnership interest at end of period             $               -   $           -   $           -
                                                      ==================================================


Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $18,226 during the year ended December 31, 2005 (2004 - $46,706).

TUGOJAKOVKS  PROJECT
On June 17, 2005, as amended December 31, 2005, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) the Company has the right to acquire an 80% share of the project in exchange for contributing $126,440 in 2005 and upon the formation of a company in Russia; and (2) the Company is


                                      F 13

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS  (CONTINUED)
--------------------------------------------------------------------------------

TUGOJAKOVKS  PROJECT,  CONTINUED
committed to finance the project in 2006 by providing $1,500,000 in accordance with an approved budget. If the financing provided in 2006 is between (1)
$800,000 and $1,499,000, the Company's ownership interest will be reduced to 70%; (2) $350,000 and $799,000, reduced to 60%; or (3) less than $350,000, reduced  to  49%.  Geosphera's  ownership  interest cannot be reduced below 20%.

Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts. The licence and geological data was valued at $100,000.

Pursuant to the terms of the Joint Activity Agreement, a company will be registered in the Russian Federation in order to conduct further financing and exploration work on the Tugojakovsk licence area. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. The Company will have an 80% (Geosphera 20%) interest in the new company. As of the date of these financial statements the new company has not yet been registered.

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $124,371 during the year ended December 31, 2005 (2004 - $nil).


NOTE  5  -  CAPITAL  STOCK
--------------------------------------------------------------------------------

As at December 31, 2005, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 15,350,000 common shares issued and outstanding at December 31, 2005 (2004 - 14,000,000).

During the year ended December 31, 2005 the Company issued 1,350,000 common shares for cash of $1,350,000, $1,000,000 of which was received in the year ended December 31, 2004. No share issuances were completed in the year ended December 31, 2004.


NOTE  6  -  STOCK  OPTIONS
--------------------------------------------------------------------------------

The Company did not grant any stock options during 2005 and 2004 and at December 31, 2005 and 2004 the Company had no stock options outstanding.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------

a) During 2005, consulting fees of $120,000 (2004 - $54,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b) Included in accounts payable - related party, as at December 31, 2005 is $16,986 (2004 - $4,000) payable to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured and non-interest bearing and have no fixed terms of repayment.


                                      F 14

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE  8  -  INCOME  TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $1,831,000 that may be available to reduce future years' taxable income and will expire between the years 2018 - 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                                                                 Year ended     Year ended
                                                                                December 31,   December 31,
                                                                                    2005           2004
------------------------------------------------------------------------------------------------------------
Federal income tax provision at statutory rate                                          34.0%          34.0%
State income tax provision at statutory rate, net of federal income tax effect           5.0            5.0
Less valuation allowance                                                               (39.0)         (39.0)
------------------------------------------------------------------------------------------------------------

Total income tax provision                                                                 -              -
============================================================================================================

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                              2005        2004
                                                          ----------------------
Loss carry forwards                                       $ 714,000   $ 365,000
Valuation allowance                                        (714,000)   (365,000)
                                                          ----------------------
                                                          $       -   $       -
                                                          ======================

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                          Year ended          Year ended
                                      December 31, 2005   December 31, 2004
      ----------------------------------------------------------------------
      Cash paid during the year for:
        Interest                      $                -  $                -
        Income taxes                  $                -  $                -
      ----------------------------------------------------------------------


                                      F 15

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

1. In March 2006, 400,000 common shares of the Company were issued at $0.75 per share. The cash proceeds of $300,000 were received in December 2005.

2. In March 2006, the Company offered, on a no minimum basis, up to an aggregate of 3,500,000 Units at a price of US $1.00 per Unit. Each Unit shall be comprised of one (1) share of the Company's common stock US
     $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date.

3. Effective March 1, 2006, subject to shareholder approval, the Board of Directors approved a Stock Option Plan ("SOP") in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 15% of the issued and outstanding common shares of the Company on January 1 of such year. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. However, if a stock option is granted to a 10% shareholder, the purchase price shall not be less than 110% of the fair market value of a share at the time of grant. All options granted under the plan will not be exercisable for six months from the date of grant, except in the event of a change of control, and the term of all options granted will not exceed five years.

4. On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006, which is subject to regulatory approval.


                                      F 16

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS.

     There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM  8A. CONTROLS  AND  PROCEEDURES.

     Within 90 days prior to the date of this Annual report on Form 10-KSB, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-KSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, our management, including the President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities
Exchange  Act  of  1934,  as  amended)  are  effective.

     There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

Not applicable.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

     The following table lists the names and positions of our executive officers and directors as of June 5, 2006 and December 31, 2005. All executive officers and directors have been elected and appointed to serve until their successors are elected and qualified. Additional information regarding the business experience, length of time served in each capacity and other matters relevant to each individual are set forth below the table.

Name and Address                   Age and Position
----------------                   ----------------
---------------------------------------------------------------------------------------
Lars Pearl                         Age 44, President and Director since March 15, 2004.
1 Edith Place, Coolum Beach,
Queensland, Australia 4573
---------------------------------  ----------------------------------------------------
Waldemar K. Mueller                Age 56, Director since March 15, 2004.
40 Ruffian Loop, Willetton,
Western Australia, Australia 6155
---------------------------------  ----------------------------------------------------
Agustin Gomez de Segura            Age 52, Director since April 17, 1998. 1994 to 1998
2 Tvezskaya - Yamskaya 54,
Moscow, Russia
---------------------------------------------------------------------------------------

     The following is a description of the employment history for each of our directors and officers for the last five years:

Lars Pearl               Contact Resources Limited, Western Australia, technical
                         consultant (2005 to present); self employed as a geologicalconsultant (1994 to 2004).

Waldemar Mueller         Geologist, Chairman and managing Director of
                         Kiintas Mining Management PTY Ltd. (1998  to  present).

Agustin Gomez de Segura  Director of the Russian investment bank Alina-Moscow
                         (1995  to  present).

     During the past five years none of our directors, executive officers, promoters or control persons has been:

     (a) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (b) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (c) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (d) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

     There are no family relationships between any of the directors or executive officers. Agustin Gomez de Segura is the independent audit committee financial expert serving on our audit committee. During Fiscal 2005 the entire board of directors acted as our compensation committee and audit committee.

     Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934.

     Section 16 (a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who have more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16 (a) forms they file.

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during Fiscal 2005 all filings requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer.

ITEM  10.  EXECUTIVE  COMPENSATION.

(A)     General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

--------------------------------------------------------------------------------------------------------
                             Annual Compensation            Long-Term Compensation
--------------------------------------------------------------------------------------------------------
                                                            Awards                    Payments
--------------------------------------------------------------------------------------------------------

                                                                         Securities
                                                   Other                   Under-                 All
                                                   Annual   Restricted     Lying                 other
                                                  Compen-      Stock      Options/      LTIP    Compen-
      Name And        Year    Salary     Bonuses   sation    Award(s)       SARs      Payouts    sation
 Principal Position            ($)         ($)      ($)         ($)          (#)        ($)       ($)
         (a)           (b)     (c)         (d)      (e)         (f)          (g)        (h)       (i)
--------------------------------------------------------------------------------------------------------
Lars Pearl             2005    72,000        -0-       -0-  None         None         None           -0-
  President and        2004    42,000        -0-       -0-  None         None         None           -0-
  Director             2003       -0-        -0-       -0-  None         None         None           -0-
Waldemar K.            2005    48,000        -0-       -0-  None         None         None           -0-
Mueller
  Vice-President and   2004    12,000        -0-       -0-  None         None         None           -0-
Director
                       2003       -0-        -0-       -0-  None         None         None           -0-
--------------------------------------------------------------------------------------------------------

     None of our officers or directors was party to an employment agreement with us. During Fiscal 2005 the entire board of directors acted as our compensation committee and audit committee.

     (B)     Options/SAR  Grants  Table

          The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

      ------------------------------------------------------------------------------
                             Option/SAR Grants in Last Fiscal Year
                                      (Individual Grants)
      ------------------------------------------------------------------------------
                                           Percent Of
                             Number of    Total Options/
                             Securities    SARs Granted
                             Underlying    To Employees     Exercise Or   Expiration
                            Option/SARs      In Fiscal      Base Price       Date
Name                        Granted (#)        Year           ($/Sh)        (M/D/Y)
(a)                             (b)             (c)             (d)           (e)
      ------------------------------------------------------------------------------
      Lars Pearl                   None               0%  $           0
      Waldemar K. Mueller          None               0%  $           0
      ------------------------------------------------------------------------------

Note  1.     No  options  were  awarded  in  either  Fiscal 2005 or Fiscal 2004.

(C)     Aggregated  Option/SAR  Exercises  and  Fiscal  Year-End Option/SAR
        Value  Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
=================================================================================
                                                 Number of
                                                 Securities         Value Of
                                                 Underlying       Unexercised
                                                Unexercised       In-The-Money
                         Shares                 Options/SARs      Options/SARs
                        Acquired      Value    At FY-End ($)   At FY-End ($2.85)
                      On Exercise   Realized    Exercisable/      Exercisable/
Name                      (#)          ($)     Unexercisable     Unexercisable
(a)                       (b)          (c)          (d)               (e)
---------------------------------------------------------------------------------
Lars Pearl            None          None       None            $                0
Waldemar K. Mueller   None          None       None            $                0
---------------------------------------------------------------------------------

     Effective March 1, 2006, subject to shareholder approval, the Board of Directors approved a Stock Option Plan ("SOP") in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 15% of the issued and outstanding common shares of the Company on January 1 of such year. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. However, if a stock option is granted to a 10% shareholder, the purchase price shall not be less than 110% of the fair market value of a share at the time of grant. All options granted under the plan will not be exercisable for six months from the date of grant, except in the event of a change of control, and the term of all options granted will not exceed five years.

(D)     Long-Term Incentive Plans ("LTIP") Awards Table

     We do not have a Long-term Incentive Plan.

(E)     Compensation of Directors

     We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During fiscal 2005 non-officers directors received a total of $0 in consulting fees.

(F) Employment Contracts and termination of employment and change-in-control arrangements.

     None of our officers or directors was party to an employment agreement with us.

(G)     Report  on  repricing  of  options/SARs.

     At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     No securities were authorized for issuance under equity compensation plans.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock; (ii) each of our directors and officers; and (iii) all our directors and officers as a group. As at May 18, 2006 there were 15,750,000 (December 31, 2005 - 15,350,000) shares of Common Stock issued and outstanding.

(A)  Security  Ownership  of  Certain  Beneficial  Owners

-------------------------------------------------------------------------------------------------
                   NAME AND ADDRESS OF                        AMOUNT AND      PERCENTAGE OF CLASS
                    Beneficial Owner                           NATURE OF
                                                           BENEFICIAL OWNER
-------------------------------------------------------------------------------------------------
Carrington International Limited (1)                              1,400,000                8.89 %
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
OFFICERS AND DIRECTORS:

-------------------------------------------------------------------------------------------------
Lars Pearl (2)                                                            0                     *
1 Edith Place, Coolum Beach, Queensland, Australia 4573
-------------------------------------------------------------------------------------------------
Waldemar K. Mueller (2)                                                   0                     *
40 Ruffian Loop, Willetton, Western Australia, Australia
6155

-------------------------------------------------------------------------------------------------
Agustin Gomez de Segura (2)                                               0                     *
2 Tvezskaya - Yamskaya 54, Moscow, Russia

-------------------------------------------------------------------------------------------------
Officers and Directors (3 persons)                                        0                     *
-------------------------------------------------------------------------------------------------

*    Less  than  1%.
(1) Dr. Georg H Schnura, Schloss Enzesfeld, A-2551 Enzesfeld, Austria, is the 100% beneficial owner of Carrington International Ltd.
(2)  Officer  and/or  director

(B)  Changes  in  Control

     There were no arrangements during the fiscal year ended December 31, 2005 or subsequent period to June 5, 2006 which would result in a change in our control.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Our proposed business raises potential conflicts of interests between us and certain of our officers and directors. There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors or executive officers had or have a direct or indirect material interest.

     Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or Management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of our interest in a particular program to another of these companies due to the financial position of the company making the assignment. In determining whether we will participate in a particular program and the interest therein to be acquired by us, our directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and our financial position at that time. Other than as indicated we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

     There have been no transactions or proposed transactions with promoters during the last two years to which we are or were a party.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits

3.1.1   Certificate of Incorporation (1)
3.1.2   Certificate of Amendment to the Certificate of Incorporation (1)
3.2.1   By-laws (1)
10.1.1  Haldeevskaya Joint Activity Agreement dated August 30, 2004
10.1.2  Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005
10.1.3  Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005
10.2.1  Tugoyakovka Joint Activity Agreement dated June 17, 2005
10.2.2  Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005
31.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1    Corporate Governance Principles (2)

--------
     1. Incorporated  by  reference from Form 10SB12G filed on September 16,
        1999
     2. Incorporated  by  reference  from Form 10-KSB filed November 4, 2004


ITEM  14.  PRINCIPAL  ACCOUNTANTS'  FEES  AND  SERVICES

Audit  Fees:

     The aggregate fees billed for professional services by Dale Matheson Carr-Hilton LaBonte for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during Fiscal 2005 were $24,075.

     The aggregate fees billed for professional services by Moore Stephens Ellis Foster Ltd. for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the Fiscal 2005 were $7,000 (Fiscal 2004 - $11,194).

Audit-Related  Fees:

     The aggregate fees billed to us for assurance and related services by Dale Matheson Carr-Hilton LaBonte that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for Fiscal 2005 were $0.

     The aggregate fees billed to us for assurance and related services by Moore Stephens Ellis Foster Ltd. that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for Fiscal 2005 were $0 (Fiscal 2004- $0).

Tax  Fees:

     The aggregate fees billed to us for professional services by Dale Matheson Carr-Hilton LaBonte for tax compliance, tax advice and tax planning for Fiscal 2005 were $0.

     The aggregate fees billed to us for professional services by Moore Stephens Ellis Foster Ltd. for tax compliance, tax advice and tax planning for Fiscal 2005 were $0 (Fiscal 2004 - $0).

All  Other  Fees:

     The aggregate fees billed to us for products and services provided by Dale Matheson Carr-Hilton LaBonte, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for Fiscal 2005 were $0 (Fiscal 2004 - $0).

     The aggregate fees billed to us for products and services provided by Moore Stephens Ellis Foster Ltd., other than reported under Audit Fees, Audit-Related Fees and Tax Fees for Fiscal 2005 were $0 (Fiscal 2004 - $0).

     The Audit Committee feels that the services rendered by both Dale Matheson Carr-Hilton Labonte and Moore Stephens Ellis Foster Ltd. were compatible with maintaining the principal accountants' independence.


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

Date: June  5,  2006               BY:  /s/  Lars  Pearl
      --------------                    ----------------
                                               Lars  Pearl
                                               Director  and  President


Date: June  5,  2006               BY:  /s/  Waldemar  Mueller
      --------------                    ----------------------
                                               Waldemar  Mueller
                                               Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June  5,  2006               BY:  /s/  Lars  Pearl
      --------------                    ----------------
                                               Lars  Pearl
                                               Director  and  President


Date: June  5,  2006               BY:  /s/  Waldemar  Mueller
      --------------                    ----------------------
                                               Waldemar  Mueller
                                               Director