Form 10QSB
period 2006-03-31
CIGMA METALS CORP
filed 2006-06-06
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

YES  [  ]  NO  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,500,000 shares of Common Stock were outstanding as of March 31, 2006.

Transitional  Small  Business  Disclosure  Format  (check  one);

YES  [ ]  NO  [X]

                            CIGMA METALS CORPORATION

This quarterly report contains statements that plan for or anticipate the future, called "forward-looking statements." In some cases, you can identify forward looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those terms and other comparable terminology.

These forward-looking statements appear in a number of places in this quarterly report and include, but are not limited to, statements about: our market opportunity; revenue generation; our strategies; competition; expected activities and expenditures as we pursue our business plan; the adequacy of our available cash resources; our ability to acquire properties on commercially viable terms; challenges to our title to our properties; operating or technical difficulties in connection with our exploration and development activities; currency fluctuations; fluctuating market prices for precious and base medals; the speculative nature of precious and base medals exploration and development activities; environmental risks and hazards; governmental regulations; and conduct of operations in politically and economically less developed areas of the world. These risks and uncertainties are detailed in Part 1 - Financial Information - Item 1. "Financial Statements, Item 2. "Management's Discussion and Analysis or Plan of Operation."

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

                                       INDEX


                                                                          Page No.
PART I.     Financial Information

Item 1.     Financial Statements
            Consolidated Balance Sheets --                                    3
            March 31, 2006 (unaudited) and December 31, 2005

            Interim Unaudited Consolidated Statements of Operations --        4
            Three months ended March 31, 2006

            Interim Unaudited Consolidated Statements of Cash Flows --        5
            Three months ended March 31, 2006

            Notes to Interim Unaudited Consolidated Financial Statements      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     11

Item 3.     Controls and Procedures                                           16

PART II.    Other Information

Item 1.     Legal Proceedings                                                 20

Item 2.     Changes in Securities                                             20

Item 3.     Defaults Upon Senior Securities                                   21

Item 4.     Submission of Matters to a Vote of Security Holders               21

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  21

Signatures                                                                    21

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------
                                                       March 31    December 31
                                                           2006           2005
------------------------------------------------------------------------------
                                                    (unaudited)
ASSETS
Current
  Cash                                             $    12,441   $    250,170
  Available-for-sale securities                        315,865        181,797
------------------------------------------------------------------------------
Total assets                                           328,306        431,967
------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                 47,730         26,894
  Accounts payable - related party (Note 7)              6,974         16,986
------------------------------------------------------------------------------
Total current liabilities                               54,704         43,880
------------------------------------------------------------------------------


Stockholders' Equity
Common stock (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    15,750,000 (2005 - 15,350,000) common shares         1,575          1,535
Additional paid in capital                           2,350,025      2,050,065
Common stock to be issued                                    -        300,000
Accumulated deficit during the development stage    (2,212,066)    (1,963,513)
Accumulated other comprehensive income (loss)          134,068              -
------------------------------------------------------------------------------
Stockholders' equity                                   273,602        388,087
------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $   328,306   $    431,967
==============================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)                                    Cumulative
(unaudited)                                                    January 13   Three months     Three months
                                                         1989 (inception)          Ended            Ended
                                                              to March 31       March 31         March 31
                                                                     2006           2006             2005
---------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                            $        197,071   $      18,554   $      15,218
  Exploration costs (Note 4)                                           -
    - HaldeyGold Project - partnership                           588,395          24,000               -
    - HaldeyGold Project - other                                 128,357               -               -
    - Tugojakovsk Project                                        224,371         100,000               -
  Interest and bank charges                                        8,932           1,113             378
  Professional fees                                              245,412          40,062           8,015
  Property investigation costs                                   119,471          17,717           6,628
  Salaries and consulting fees                                   454,065          42,349          32,550
---------------------------------------------------------------------------------------------------------
Loss before other items                                        1,966,074         243,795          62,789
---------------------------------------------------------------------------------------------------------


Other income (loss)
  Write-down of available-for-sale securities (Note 3)          (148,180)              -               -
  Write-down of investment in                                                          -               -
    partnership interest (Note 4)                               (138,634)         (6,000)              -
  Interest income                                                 40,822           1,242           1,321
---------------------------------------------------------------------------------------------------------
Total other income (loss)                                       (245,992)         (4,758)          1,321
---------------------------------------------------------------------------------------------------------
Net loss for the period                                 $     (2,212,066)  $    (248,553)  $     (61,468)
=========================================================================================================


Basic and diluted loss per share                                           $       (0.01)  $       (0.00)
=========================================================================================================
Weighted average number of
common shares outstanding                                                     30,708,988      28,000,000
=========================================================================================================

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                              Cumulative
(unaudited)                                                              January 13    Three months    Three months
                                                                   1989 (inception)           Ended           Ended
                                                                        to March 31        March 31        March 31
                                                                               2006            2006            2005
-------------------------------------------------------------------------------------------------------------------
Net loss for the period                                           $     (2,212,066)  $    (248,553)  $     (61,468)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                       600               -               -
  - issuance of common stock for services rendered                           1,000               -               -
  - partnership exploration costs                                          688,395         124,000               -
  - write-down of investment in partnership interest                       138,634           6,000               -
  - accumulated gains/(losses) on available for sale securities            148,180               -               -
  Changes in working capital assets and liabilities
  - decrease in other receivables                                                -               -           2,904
  - increase (decrease) in accounts payables and
      accrued liabilities                                                   54,704          10,824          (9,722)
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (1,180,553)       (107,729)        (68,286)
-------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                           (329,977)              -               -
  - investment in partnership interest                                    (827,029)       (130,000)              -
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (1,157,006)       (130,000)              -
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common stock                                             2,350,000               -               -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                2,350,000               -               -
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                  12,441        (237,729)        (68,286)
Cash, beginning of period                                                        -         250,170         311,845
-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                               $         12,441   $      12,441   $     243,559
===================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date, has incurred losses of $2,212,066 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  2  -  BASIS  OF  PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Cigma Metals Corporation Annual Report on Form 10-KSB for the year ended December 31, 2005 should be reviewed in connection with these condensed consolidated financial statements.

NOTE  3  -  SUMMARY  OFSIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OFSIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

BASIS  OF  PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance accounting principles generally accepted in the United States of America ("US GAAP").

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

CASH  EQUIVALENTS
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2006 or December 31, 2005.

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2006 and December 31, 2005, any potential costs relating to the retirement of the Company's mineral property interests has not yet been determined.

INVESTMENT  IN  PARTNERSHIP  INTERESTS
The Company accounts for its partnership interests under US GAAP using the equity method. Therefore, the partnership interests are carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest.

SHARE-BASED  COMPENSATION
On  January  1,  2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

SHARE-BASED  COMPENSATION  (CONTINUED)
("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

The Company did not grant any stock options during the quarter ended March 31, 2006 and 2005 and accordingly has not recorded any stock-based compensation.

AVAILABLE-FOR-SALE  SECURITIES
Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. Realized gains and losses are determined on an average cost basis when securities are sold. In accordance with the Company's policy to review its investment portfolio for declines that may be other than temporary, the Company recognized a non-cash loss of $148,180 on a lower-of-cost-or-market write down on certain available-for-sale securities during the year ended December 31, 2005. During the three months ended March 31, 2006 the Company has recorded a non-cash gain of $134,068 as other comprehensive income.

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

CONCENTRATION  OF  CREDIT  RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of March 31, 2006, the Company has deposits in a bank beyond insured limits.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

LONG-LIVED  ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company has not recognized any impairment losses through March 31, 2006.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

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

COMPREHENSIVE  LOSS
The Company's accumulated other comprehensive loss consists of the accumulated unrealized gain/(loss) on available-for-sale securities. The Company had a comprehensive loss of $114,485 and $126,174 which includes an unrealized gain
(loss)  of  $134,068  and  $(64,706)  at  March  31,  2006  and  March 31, 2005,
respectively.

COMPARATIVE  FIGURES
Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

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

The  Company's  investment in the HaldeyGold partnership interest is as follows:

------------------------------------------------------------------------------------------------------
                                                                                                  Year
                                                    January 13, 1989                             ended
                                                      (inception) to                      December 31,
                                                      March 31, 2006    March 31, 2006            2005
------------------------------------------------  ------------------  ----------------  --------------
------------------------------------------------  ------------------  ----------------  --------------
Capital invested                                  $         727,029   $        30,000   $     297,029
------------------------------------------------  ------------------  ----------------  --------------
Exploration costs incurred                                 (588,395)          (24,000)       (202,795)
------------------------------------------------  ------------------  ----------------  --------------
                                                            138,634             6,000          94,234
------------------------------------------------  ------------------  ----------------  --------------
Write-down of investment in partnership interest           (138,634)           (6,000)        (94,234)
------------------------------------------------  ------------------  ----------------  --------------
Partnership interest at end of period             $               -   $             -   $           -
--------------------------------------------------====================================================

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $18,226 during the year ended December 31, 2005. The Company has not incurred direct exploration costs on this property in the three month period ended March 31, 2006.

In May 2006 the Company advanced $30,000 to HaldeyGold toward the 2006 exploration budget.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS(CONTINUED)
--------------------------------------------------------------------------------

TUGOJAKOVKS  PROJECT
On June 17, 2005, as amended December 31, 2005, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) the Company has the right to acquire an 80% share of the project in exchange for contributing $126,440 in 2005 and upon the formation of a company in Russia; and (2) the Company is committed to finance the project in 2006 by providing $1,500,000 in accordance with an approved budget. If the financing provided in 2006 is between (1) $800,000 and $1,499,000, the Company's ownership interest will be reduced to 70%; (2) $350,000 and $799,000, reduced to 60%; or (3) less than $350,000, reduced to 49%. Geosphera's ownership interest cannot be reduced below 20%.

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

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $100,000 during the three months ended March 31, 2006 and $124,371 during the year ended December 31, 2005.

In May 2006 the Company advanced Geosphera $180,000 toward the 2006 exploration budget.

NOTE  5  -  CAPITAL  STOCK
--------------------------------------------------------------------------------

As at March 31, 2006, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share.

FORWARD STOCK SPLIT
On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006 which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

The shares outstanding as reflected on the balance sheet as at March 31, 2006 and December 31, 2005 of 15,750,000 and 15,350,000 respectively have not been adjusted for the 2:1 forward stock split. If these amounts had been adjusted for stock split they would have been 31,500,000 and 30,700,000 respectively.

The weighted average numbers of common shares outstanding and per share amounts in these financial statements prior to the effective dates of the forward stock split have been restated to reflect the 2:1 forward split on a retroactive basis.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  5  -  CAPITAL  STOCK  (CONTINUED)
--------------------------------------------------------------------------------

During the quarter ended March 31, 2006 the Company issued 400,000 pre-forward split common shares for cash of $300,000 which was received in the year ended December 31, 2005.

In March 2006, the Company offered, on a no minimum basis, up to an aggregate of 3,500,000 Units at a price of US $1.00 per Unit. Each Unit shall be comprised of one (1) pre-forward split share of the Company's common stock US $0.0001 par value per share and one (1) pre-forward split stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date. All amounts with respect to this offering, other than par value, are subject to adjustment pursuant to the 2:1 forward stock split. (Refer to Note 9)

STOCK  OPTION  PLAN
Effective March 1, 2006, subject to shareholder approval, the Board of Directors approved a Stock Option Plan ("SOP") in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 15% of the issued and outstanding common shares of the Company on January 1 of such year. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. However, if a stock option is granted to a 10% shareholder, the purchase price shall not be less than 110% of the fair market value of a share at the time of grant. All options granted under the plan will not be exercisable for six months from the date of grant, except in the event of a change of control, and the term of all options granted will not exceed five years.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------

a) During the three months ended March 31, 2006, consulting fees of $39,320 (2005 - $26,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b) Included in accounts payable - related party, as at March 31, 2006 is $6,974 (2005 - $nil) payable to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured and non-interest bearing and have no fixed terms of repayment.

NOTE 7 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                Three month period ended   Three month period ended
                                     March 31, 2006             March 31, 2005
------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                      $                       -  $                       -
  Income taxes                  $                       -  $                       -
------------------------------------------------------------------------------------

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE  8  -  INCOME  TAXES
--------------------------------------------------------------------------------

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. The Company has combined net operating losses carried forward totaling $1,831,000 for tax purposes which expire starting in 2018. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

                                             December 31, 2005
                                                     $
                                            -------------------
                  Net Operating Loss             1,831,000
                  Statutory Tax Rate                39%
                  Effective Tax Rate                 -
                  Deferred Tax Asset              714,000
                  Valuation Allowance            (714,000)

NOTE  9  -  SUBSEQUENT  EVENT
--------------------------------------------------------------------------------

Subsequent to March 31, 2006 the Company has received $4,000,000 with respect to the March 2006 offering described in Note 5.

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

     (B) Significant developments during the three month period ended March 31, 2006 and Subsequent Events

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

     On May 12, 2006 we completed a private placement of 3,270,000 Units priced at $1.00 per unit for a total consideration of $3,270,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date. Cash of $3,270,000 was received in May 2006.

     On May 26, 2006 we completed a private placement of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $0.675 per share for a period of one (1) year from the closing date of the placement and at a price of US $0.75 per share for a period of one (1) year commencing on the first anniversary of the Closing Date. Cash of $730,000 was received in May 2006.

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

ITEM  2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

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

     Compilation of data on the Haldeiskaja project area shows the area to have 6 large anomalous geochemical fields. The Semiluzhenskoye, Verkhne-kirgizskoye, Verkhnekamensk, Gogolevskoye, Sukhorechenskoye and the Omutninskoye anomalies.

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

     During the first quarter of 2006 we continued to evaluate the data obtained from drilling on the Haldeiskaja property, during the latter part of 2005, in an effort to target the mineralisation trends and model the mineralisation. A model showing a series of east over west thrust planes is interpreted as the focusing agent of mineralisation. Target generation was completed towards the end of the quarter and follow up drilling is anticipated during the second quarter of 2006

     Total exploration expenditures incurred during the three months ended March 31, 2006 on the Haldeevskaja joint venture amounted to $30,000 (year ended December 31, 2005 - $253,494).

     Geological data interpreted from previous work within the Tugojakovsk license area has resulting in the outlining of two large anomalous geochemical fields considered prospective for gold mineralisation. The anomalous areas are the Baturino occurrence in the west of the project area and the Larinsk anomaly in the mid south, interpreted to be above a rising granite. Gold grades within the anomalous hydro-geochemical fields varied from 0.022 to 1.16 microgram Au/liter, and in the litho-chemical (soil) results from 0.05 to 0.49 g Au/t.

ITEM  2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralised carbonaceous shales.

During the first quarter of 2006, we evaluated the geological data obtain from our 2005 work programs on the Tugojakovsk property and a series of drill holes were designed to test the continuity of the previously acquired drill data. Drilling on the Tugojakovsk property is scheduled to begin early in the second quarter.

Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $100,000 during the three months ended March 31, 2006 (year ended December 31, 2005 - $124,371).

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

     (D)  Results  of  Operations

     Three  months Ended March 31, 2006 versus Three months Ended March 31, 2005

     The Company had no operating revenues for the three month period ended March 31, 2006 (2005 - $0).

     For the three months ended March 31, 2006 the Company recorded a net loss of $248,553 (2005 - $61,468) or $0.02 per share (2005 - $0.00).

     General and administrative expenses - For the three month period ended March 31, 2006 the Company recorded general and administrative expenses of $119,795 (2005 - $62,789). The 2006 amount includes, professional fees - accounting $13,686 (2005 - $0) and legal $26,376 (2005 - $8,015).

     Exploration expenditures - For the three month period ended March 31, 2006, we recorded total exploration costs of $130,000 compared to $nil in 2005. Direct exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $30,000 (2005 - $0). Direct exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $100,000 during the three months ended March 31, 2006 (2005 - $0).

     (E)  Capital  Resources  and  Liquidity

     March  31,  2006  versus  March  31,  2005:

     At March 31, 2006 the Company had cash of $12,441 (2005 - $243,559) and working capital of $273,602 (2005 - $418,264) respectively. Total liabilities as of March 31, 2006 were $54,704 (2005 - $12,000), an increase of $42,704. During the three month period ended March 31, 2006 the Company issued 400,000 (2005 - 0) common shares for cash of $300,000 received in December 2005. During the three month period ended March 31, 2006 investing activities consisted of investment in partnership $130,000 (2005 - $0). For the three month period ended March 31, 2006 the Company recorded a net loss of $248,553 (2005 - $61,468) or $0.01 per share (2005 - $0.00 per share).

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     At March 31, 2006 we do not have sufficient working capital to (i) pay its administrative and general operating expenses through December 31, 2006 and
     (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

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

     (F)  Plans  for  the  Year  2006  and  2007

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

     (H)  Off-balance  Sheet  Arrangements  and  Contractual  Obligations

     We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

ITEM 2.   MANAGEMENT'S' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (cont'd.)

     (I)  Market  Risk  Disclosures

     We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 3.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of our Annual report on Form 10-KSB, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that the material financial, and non-financial information, required to be disclosed on Form 10-KSB, and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner. Based on the foregoing, our management, including the President and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 240.13a-15 or 240.15d-15 of the Securities Exchange Act of 1934, as amended) are effective.

     There have been no significant changes in our internal controls, or in other factors, that could significantly affect these controls subsequent to the date of the evaluation hereof. No corrective actions were taken, therefore, with regard to significant deficiencies and material weaknesses.


                           PART II   OTHER INFORMATION

ITEM  1.   Legal  Proceedings

     We are not party to any litigation, and has no knowledge of any pending or threatened litigation against it.

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

     On May 12, 2006 we completed a private placement of 3,270,000 Units priced at $1.00 per unit for a total consideration of $3,270,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date. Cash of $3,270,000 was received in May 2006.

     On May 26, 2006 we completed a private placement of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 to non-affiliated offshore investors pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $0.675 per share for a period of one (1) year from the closing date of the placement and at a price of US $0.75 per share for a period of one (1) year commencing on the first anniversary of the Closing Date. Cash of $730,000 was received in May 2006.

ITEM  3.   Defaults  Upon  Senior  Securities
Not  Applicable

ITEM  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
Not Applicable

ITEM  5.   Other  Information
None.

ITEM  6.   Exhibits  and  Reports  on  Form  8-K

(A)          Exhibits

3.1.1     Certificate  of  Incorporation  (1)
3.1.2     Certificate  of  Amendment  to  the  Certificate  of Incorporation (1)
3.2.1     By-laws  (1)
10.1.1    Haldeevskaya  Joint  Activity  Agreement  dated  August  30,  2004 (3)
10.1.2    Amendment  to  Haldeevskaya  Joint  Activity Agreement dated April 22,
          2005  (3)
10.1.3 Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005 (3)
10.2.1    Tugoyakovka  Joint  Activity  Agreement  dated  June  17,  2005  (3)
10.2.2 Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005 (3)
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Corporate  Governance  Principles  (2)
---------
     1.   Incorporated  by  reference  from  Form 10SB12G filed on September 16,
          1999
     2.   Incorporated by reference from Form 10-KSB filed November 4, 2004
     3.   Incorporated by reference from Form 10-KSB filed June 6, 2006
     ---------------------------------------------------------------------------

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

                                                  CIGMA  METALS  CORPORATION
                                                  --------------------------
                                                  Registrant

Date:  June  5,  2006                     BY:  /s/  Lars  Pearl
                                                  Lars  Pearl
                                                  Director

Date:  June  5,  2006                     BY:  /s/  Waldemar  Mueller
                                                  Waldemar  Mueller
                                                  Director