Form 10QSB
period 2006-06-30
CIGMA METALS CORP
filed 2006-08-14
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,500,000 shares of Common Stock were outstanding as of August 9, 2006.

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

Many of these contingencies and uncertainties can affect our actual results and could cause actual results to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, us. Forward looking statements are not guarantees of future performance. All of the forward looking statements made in this annual report are qualified by these cautionary statements. Specific reference is made to filings made by us with the United States Securities and Exchange Commission for more detailed discussions of the contingencies and uncertainties enumerated above and the factors underlying the forward looking statements. These reports and filings may be inspected and copied at the Public Reference Room maintained by the U.S. Securities & Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information about operation of the Public Reference Room by calling the U.S. Securities & Exchange Commission at 1-800-SEC-0330. The U.S. Securities & Exchange Commission also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the U.S. Securities & Exchange Commission at http://www.sec.gov.
-------------------

We disclaim any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise, except to the extent required by applicable laws.

                                       INDEX


PART I.  Financial Information                                            Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheets --                                          4
         June 30, 2006 (unaudited) and December 31, 2005 (audited)

         Interim Consolidated Statements of Operations (unaudited)               5
         Three and Six-months ended June 30, 2006 and 2005; and for the
         Period from January 13, 1989 (inception) to June 30, 2006

         Interim Consolidated Statements of Cash Flows (unaudited)               6
         Three and Six-months ended June 30, 2006 and 2005; and for the period from January 13, 1989 (inception) to June 30, 2006

         Notes to Interim Consolidated Financial Statements (unaudited)          7

Item 2.  Management's Discussion and Analysis or Plan of Operation              17

Item 3.  Controls and Procedures                                                21

                             PART II. Other Information

Item 1.  Legal Proceedings                                                      22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            22

Item 3.  Defaults Upon Senior Securities                                        22

Item 4.  Submission of Matters to a Vote of Security Holders                    23

Item 5.  Other Information                                                      23

Item 6.  Exhibits                                                               23

         Signatures                                                             24

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Expressed in U.S. Dollars)
----------------------------------------------------------------------------------------
                                                                 June 30     December 31
                                                                    2006            2005
----------------------------------------------------------------------------------------
                                                             (unaudited)       (audited)
ASSETS
Current
  Cash                                                       $ 3,629,216   $    250,170
  Available-for-sale securities                                  188,942        181,797
----------------------------------------------------------------------------------------
Total current assets                                         $ 3,818,158   $    431,967
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                      $     3,413   $     26,894
  Accounts payable - related party (Note 6)                        4,644         16,986
----------------------------------------------------------------------------------------
Total current liabilities                                          8,057         43,880
----------------------------------------------------------------------------------------


Stockholders' Equity
Common stock (Note 5)
  Authorized
  100,000,000 common shares, par value $0.0001
Issued and outstanding:
  39,500,000 (December 31, 2005 - 30,700,000 common shares)        3,950          1,535
Additional paid in capital                                     6,347,650      2,050,065
Common stock to be issued                                              -        300,000
Accumulated deficit during the exploration stage              (2,548,644)    (1,963,513)
Accumulated other comprehensive income                             7,145              -
----------------------------------------------------------------------------------------
Stockholders' equity                                           3,810,101        388,087
----------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $ 3,818,158   $    431,967
========================================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)                           Cumulative
(unaudited)                                            January 13    Three months    Three months    Six months    Six months
                                                 1989 (inception)           Ended           Ended         Ended         Ended
                                                       to June 30         June 30         June 30       June 30       June 30
                                                             2006            2006            2005          2006          2005
-----------------------------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                    $        240,577   $      43,506   $       8,573   $    62,060   $    23,790
  Exploration costs (Note 4)                                   -
  - HaldeyGold Project - partnership                     612,395          24,000          40,000        48,000        40,000
  - HaldeyGold Project - other                           164,096          22,001          33,226        35,739        39,854
    - Tugojakovsk Project                                404,371         180,000               -       280,000             -
  Interest and bank charges                                9,731             799           1,372         1,912         1,750
  Professional fees                                      272,765          27,353           6,467        67,415        14,482
  Property investigation costs                           105,733               -          19,980         3,979        19,980
  Salaries and consulting fees                           513,943          59,878          47,550       102,227        80,100
-----------------------------------------------------------------------------------------------------------------------------
Loss before other items                               (2,323,611)       (357,537)       (157,168)     (601,332)     (219,956)
-----------------------------------------------------------------------------------------------------------------------------
Other income (loss)
  Write-down of
    available-for-sale securities (Note 3)              (148,180)              -               -             -             -
  Write-down of investment in
    partnership interest (Note 4)                       (144,634)         (6,000)        (10,000)      (12,000)      (10,000)
  Interest income                                         67,781          26,959             967        28,201         2,287
-----------------------------------------------------------------------------------------------------------------------------
Total other income (loss)                               (225,033)         20,959          (9,033)       16,201        (7,713)
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                        $     (2,548,644)  $    (336,578)  $    (166,201)  $  (585,131)  $  (227,669)
=============================================================================================================================

Basic and diluted loss per share                                   $       (0.01)  $       (0.01)  $     (0.02)  $     (0.01)
=============================================================================================================================
Weighted average number of
common shares outstanding                                             36,575,385      28,675,824    33,674,777    28,341,666
=============================================================================================================================

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
                                                                             Cumulative
Interim Consolidated Statements of Cash Flows                                January 13     Six months    Six months
(Expressed in U.S. Dollars)                                            1989 (inception)          Ended         Ended
(unaudited)                                                                  to June 30        June 30       June 30
                                                                                   2006           2006          2005
--------------------------------------------------------------------------------------------------------------------
Net loss                                                               $     (2,548,644)  $  (585,131)  $  (227,669)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                            600             -             -
  - issuance of common stock for services rendered                                1,000             -             -
  - partnership exploration costs                                               892,395       328,000        40,000
  - write-down of investment in partnership interest                            144,634        12,000        10,000
  - accumulated gains/(losses) on available for sale securities                 148,180             -             -
  Changes in working capital assets and liabilities
  - decrease in other receivables                                                     -             -         1,306
  - increase (decrease) in accounts payables and accrued liabilities              8,057       (35,823)       (9,722)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (1,353,778)     (280,954)     (186,085)
--------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  - investment in available-for-sale securities                                (329,977)            -             -
  - investment in partnership interest                                       (1,037,029)     (340,000)      (50,000)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (1,367,006)     (340,000)      (50,000)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  - issuance of common shares for cash                                        6,350,000     4,000,000             -
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     6,350,000     4,000,000             -
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                   3,629,216     3,379,046      (236,085)
Cash, beginning of period                                                             -       250,170       311,845
--------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                    $      3,629,216   $ 3,629,216   $    75,760
====================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)
The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date, has incurred losses of $2,548,644 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


NOTE 2 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The consolidated financial statements and footnotes thereto included in the Cigma Metals Corporation Annual Report on Form 10-KSB for the year ended December 31, 2005 should be reviewed in connection with these condensed consolidated financial statements.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION
These consolidated financial statements are presented in United States dollars and have been prepared in accordance with US GAAP.

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

CASH  EQUIVALENTS
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at June 30, 2006 or December 31, 2005.

MINERAL PROPERTIES AND EXPLORATION COSTS
Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Issues Task Force 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2006 and December 31, 2005, any potential costs relating to the retirement of the Company's mineral property interests has not yet been determined.

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

SHARE-BASED  COMPENSATION
On  January  1,  2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)
--------------------------------------------------------------------------------

SHARE-BASED  COMPENSATION  (CONT'D)
("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

AVAILABLE-FOR-SALE  SECURITIES
Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. Realized gains and losses are determined on an average cost basis when securities are sold. In accordance with the Company's policy to review its investment portfolio for declines that may be other than temporary, the Company recognized a non-cash loss of $148,180 on a lower-of-cost-or-market write down on certain available-for-sale securities during the year ended December 31, 2005. During the six months ended June 30, 2006 the Company has recorded a non-cash gain of $7,145 as other comprehensive income.

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

CONCENTRATION  OF  CREDIT  RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution exceeding the insured amount. As of June 30, 2006, the Company had deposits in a bank exceeding insured limits.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

LONG-LIVED ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company has not recognized any impairment losses through June 30, 2006.

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

The carrying value of cash, available for sale securities, accounts payable and accrued expenses, and accounts payable - related party, approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar. The Company does not use any derivative instruments.

As all of the Company's mineral properties and partnership interests are located in Russia, the Company is subject to different considerations and other risks not typically associated with companies in North America. Such risks are associated with the political, economic, foreign currency and legal environments. The Company's results may be adversely affected by changes in the political and social conditions in Russia and by changes in government policies with respect to laws and regulations.

ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES
The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. We do not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd)
--------------------------------------------------------------------------------

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

COMPREHENSIVE  LOSS
The Company's accumulated other comprehensive loss consists solely of the accumulated unrealized gain/(loss) on available-for-sale securities.

COMPARATIVE  FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

Pursuant to the terms of the Joint Activity Agreement, and for the purpose of conducting further financing and exploration work, a company, Limited Liability Company HaldeyGold. ("HaldeyGold"), was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Haldeevskaya mineral exploration license along with all relevant geological data was transferred by the partnership to HaldeyGold on March 16, 2005. The Company has an 80% (Geosphera 20%) interest in HaldeyGold.

On April 22, 2005, December 31, 2005 and July 7, 2006 the Company and Geosphera agreed to amendments to the Haldeevskaya Joint Activity Agreement dated August 30, 2004 resulting in a revision of the 2005 exploration expenditure commitment from $300,000 to $250,000 and an agreement on behalf of the Company to fund $460,000 (decreased from $2,450,000) toward the 2006 HaldeyGold exploration budget. In the event that the Company funds less than $460,000 (decreased from $1,500,000) of the 2006 exploration budget, the Company's interest in HaldeyGold will be reduced to 50%. Geosphera's ownership interest in HaldeyGold cannot be reduced below 20%.

Consistent with the Company's accounting policies, exploration costs on unproven reserves are charged to operating costs as incurred.

The  Company's  investment in the HaldeyGold partnership interest is as follows:

-------------------------------------------------------------------------------------------------------------
                                                January 13,                                              Year
                                                       1989                                             ended
                                           (inception) to ,                                      December 31,
                                              June 30, 2006    June 30, 2006    June 30, 2005            2005
---------------------------------------  ------------------  ---------------  ---------------  --------------
---------------------------------------  ------------------  ---------------  ---------------  --------------
Capital invested                         $         755,000   $       60,000   $       50,000   $     295,000
---------------------------------------  ------------------  ---------------  ---------------  --------------
Exploration costs incurred                        (612,395)         (48,000)         (40,000)       (202,795)
---------------------------------------  ------------------  ---------------  ---------------  --------------

                                                   142,605           12,000           10,000          92,205
---------------------------------------  ------------------  ---------------  ---------------  --------------
Write-down of investment in partnership
interest                                          (142,605)         (12,000)         (10,000)        (92,205)
---------------------------------------  ------------------  ---------------  ---------------  --------------
Partnership interest at end of period    $               -   $            -   $            -   $           -
-----------------------------------------====================================================================

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $35,739 during the six months ended June 30, 2006 (2005 - $39,854).

In July 2006 the Company advanced HaldeyGold, $82,000 toward the 2006 exploration budget.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS  (CONT'D)
--------------------------------------------------------------------------------

TUGOJAKOVSK  PROJECT
On June 17, 2005, as amended December 31, 2005 and July 7, 2006, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) the Company acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and (2) the Company is committed to finance the project in 2006 by providing $600,400 in accordance with an approved budget. If the financing provided in 2007 is between (1) $800,000 and $1,499,000, the Company's ownership interest will be reduced to 70%; (2) $350,000 and $799,000, reduced to 60%; (3) $200,000 to
$350,000, reduced to 49% (4) less than $200,000, then the Company shall assign to Geosphera 100% equity interest in the joint venture and withdraw from the joint venture. Geosphera's ownership interest cannot be reduced below 20%.

Pursuant to the terms of the Joint Activity Agreement, a company will be incorporated and registered by Geosphera in the Russian Federation with the Ministry of the Russian Federation for Taxes and Levies in order to conduct further financing and exploration work on the Tugojakovsk license area once the Company's contribution to the joint venture reaches $700,000. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. The licence, geological data, professional knowledge, skills and business contacts contributed to the joint venture by Geosphera was valued at $100,000. The Company will have an 80% (Geosphera 20%) interest in the new company. As of the date of these financial statements the new company has not yet been registered.

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $280,000 during the six months ended June 30, 2006 (2005 - $0) and $124,371 during the year ended December 31, 2005.

NOTE  5  -  CAPITAL  STOCK
--------------------------------------------------------------------------------

As at June 30, 2006, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share.

FORWARD STOCK SPLIT
On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006 which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

Unless otherwise noted, all references to common stock, warrants, common shares outstanding, warrants outstanding, weighted average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock split have been restated to reflect the 2:1 forward stock split on a retroactive basis.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  5  -  CAPITAL  STOCK  (CONT'D)
--------------------------------------------------------------------------------

PRIVATE PLACEMENTS
During the quarter ended March 31, 2006 the Company issued 800,000 common shares for cash of $300,000 which was received in the year ended December 31, 2005.

On May 12, 2006 the Company completed a private placement to non-affiliated offshore investors of 6,540,000 Units priced at $0.50 per unit for a total consideration of $3,270,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

On May 26, 2006 the Company completed a private placement to non-affiliated offshore investors of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

SHARE  PURCHASE  WARRANTS
A summary of the Company's warrants outstanding at June 30, 2006 and December 31, 2005, and changes during six months ended June 30, 2006 is presented below:

                                                           Weighted
                                                            Average
                                              Shares    Exercise Price
          -------------------------------------------------------------
          Balance, December 31, 2005                 -  $             -
          Warrants granted May 12, 2006 (1)  6,540,000  $         0.582
          Warrants granted May 26, 2006 (2)  1,460,000  $         0.130
          -------------------------------------------------------------
          Balance, June 30, 2006             8,000,000  $         0.713
          -------------------------------------------------------------

                                                                  Weighted average
                                Weighted                                 Remaining
          Range of exercise      Average  Number of warrants to        contractual
          prices                   price        Purchase shares    Life (in years)
          ------------------------------------------------------------------------
          0.675 - $0.75 (1)   $   0.713              6,540,000               1.87
          0.675 - $0.75 (2)   $   0.713              1,460,000               1.91
          ------------------------------------------------------------------------
                                                     8,000,000
          ------------------------------------------------------------------------

1. Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 12, 2005, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE  5  -  CAPITAL  STOCK  (CONT'D)
--------------------------------------------------------------------------------

SHARE  PURCHASE  WARRANTS  (CONT'D)
2. Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 26, 2005, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

STOCK  OPTION  PLAN
Effective March 1, 2006, subject to shareholder approval, approved June 21, 2006, the Board of Directors approved a Stock Option Plan ("SOP") in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 15% of the issued and outstanding common shares of the Company on January 1 of such year. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. However, if a stock option is granted to a 10% shareholder, the purchase price shall not be less than 110% of the fair market value of a share at the time of grant. All options granted under the plan will not be exercisable for six months from the date of grant, except in the event of a change of control, and the term of all options granted will not exceed five years.

As at June 30, 2006 and December 31, 2005, the Company had no stock options outstanding.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------

a) During the six months ended June 30, 2006, consulting fees of $79,430 (2005 - $60,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b) Included in accounts payable - related party, as at June 30, 2006 is $4,644 (December 31, 2005 - $16,986) payable to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured and non-interest bearing and have no fixed terms of repayment.

NOTE 7 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                     Six month period ended   Six month period ended
                                          June 30, 2006            June 30, 2005
     --------------------------------------------------------------------------------
     Cash paid during the year for:
       Interest                      $                     -  $                     -
       Income taxes                  $                     -  $                     -
     --------------------------------------------------------------------------------

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

The components of the net deferred tax asset at December 31, 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

                                     December 31, 2005
                                             $
               Net Operating Loss            1,831,000

               Statutory Tax Rate                   39%

               Effective Tax Rate                    -

               Deferred Tax Asset              714,000

               Valuation Allowance            (714,000)

ITEM 2. MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

(B) Significant developments during the six month period ended June 30, 2006 and Subsequent Events

On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006 which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK, WARRANTS, COMMON SHARES OUTSTANDING, WARRANTS OUTSTANDING, WEIGHTED AVERAGE NUMBERS OF COMMON SHARES OUTSTANDING AND PER SHARE AMOUNTS PRIOR TO THE EFFECTIVE DATE OF THE FORWARD STOCK SPLIT HAVE BEEN RESTATED TO REFLECT THE 2:1 FORWARD STOCK SPLIT ON A RETROACTIVE BASIS.

In March 2006 the Company issued 800,000 common shares for cash of $300,000 which was received in the year ended December 31, 2005.

On May 12, 2006 the Company completed a private placement to non-affiliated offshore investors of 6,540,000 Units priced at $0.50 per unit for a total consideration of $3,270,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

On May 26, 2006 the Company completed a private placement to non-affiliated offshore investors of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

ITEM 2. MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATIONS (CONT'D)

(B) Significant developments during the six month period ended June 30, 2006 and Subsequent Events (cont'd)

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

Of the 6 large anomalies the area currently considered the most perspective is the Verkhnekamensk Anomaly. The Verkhnekamensk anomalous area is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by Cigma, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometres with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralisation. The potential for gold mineralisation may exist at the intersection of sub-latitudinal (east-west) mineralized zones and sub-meridian zones (north-south) of silicification and diagonal dyke belts. Within areas of elevated gold values, bismuth, silver, copper and zinc were found in the secondary dispersion aureoles. Assays of gold in soil from clays, up to 30 meters in depth, over the anomalous target areas are in the order of 0.1 to 0.01 ppm Au. The anomalous areas were contoured and overlain with the geophysics. The result showed a series of complimentary anomalies, and a drilling program was planned to test the subsurface details of the mineralisation.

During the six months ended June 30, 2006 we continued to evaluate the data obtained from drilling on the Haldeiskaja property, during the latter part of 2005, in an effort to target the mineralization trends and model the mineralization. A model showing a series of east over west thrust planes is interpreted as the focusing agent of mineralization. Target generation was completed towards the end of the March quarter and follow up drilling is anticipated during the third quarter of 2006.

Total exploration expenditures incurred during the six months ended June 30, 2006 on the Haldeevskaja joint venture amounted to $60,000 (year ended December 31, 2005 - $295,000).

Geological data interpreted from previous work within the Tugojakovsk license area has resulting in the outlining of two large anomalous geochemical fields considered prospective for gold mineralisation. The anomalous areas are the Baturino occurrence in the west of the project area and the Larinsk anomaly in the mid south, interpreted

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONT'D) to be above a rising granite. Gold grades within the anomalous hydro-geochemical fields varied from 0.022 to 1.16 microgram Au/litre, and in the litho-chemical
(soil)  results  from  0.05  to  0.49  g  Au/t.

The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralised carbonaceous shales.

During the six months ended June 30, 2006, we evaluated the geological data obtain from our 2005 work programs on the Tugojakovsk property and a series of drill holes were designed to test the continuity of the previously acquired drill data. Drilling on the Tugojakovsk property is scheduled to begin in the third quarter of 2006.

Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $280,000 during the six months ended June 30, 2006 (2005 - $0).

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

(D)  Results  of  Operations

Six  months  Ended  June  30,  2006  versus  Six  months  Ended  June  30,  2005

The Company had no operating revenues for the six months ended June 30, 2006 (2005 - $0).

For the six months ended June 30, 2006 the Company recorded a net loss of $585,131 (2005 - $227,668) or $0.02 per share (2005 - $0.01).

General and administrative expenses - For the six months ended June 30, 2006 the Company recorded general and administrative expenses of $601,332 (2005 - $219,956). The 2006 amount includes, professional fees - accounting $20,049 (2005 - $0) and legal $47,366 (2005 - $14,482).

Exploration expenditures - For the six months ended June 30, 2006, we recorded total exploration costs of $375,739 compared to $89,854 in 2005. Exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $95,739 (2005 - $89,854) of which $60,000 were spent by the HaldeyGold (2005 - $50,000). Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $280,000 during the six months ended June 30, 2006 (2005 - $0).

The  Company's  investment in the HaldeyGold partnership interest is as follows:

ITEM 2. MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATIONS (CONT'D)

-------------------------------------------------------------------------------------------------------------
                                                January 13,                                              Year
                                                       1989                                             ended
                                           (inception) to ,                                      December 31,
                                              June 30, 2006    June 30, 2006    June 30, 2005            2005
---------------------------------------  ------------------  ---------------  ---------------  --------------
---------------------------------------  ------------------  ---------------  ---------------  --------------
Capital invested                         $         755,000   $       60,000   $       50,000   $     295,000
---------------------------------------  ------------------  ---------------  ---------------  --------------
Exploration costs incurred                        (612,395)         (48,000)         (40,000)       (202,795)
---------------------------------------  ------------------  ---------------  ---------------  --------------

                                                   142,605           12,000           10,000          92,205
---------------------------------------  ------------------  ---------------  ---------------  --------------
Write-down of investment in partnership
interest                                          (142,605)         (12,000)         (10,000)        (92,205)
---------------------------------------  ------------------  ---------------  ---------------  --------------
Partnership interest at end of period    $               -   $            -   $            -   $           -
-----------------------------------------====================================================================

In July 2006 we advanced HaldeyGold, $82,000 toward the 2006 exploration budget.

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $280,000 during the six months ended June 30, 2006 (2005 - $0) and $124,371 during the year ended December 31, 2005.

(E)  Capital  Resources  and  Liquidity

June  30,  2006  versus  June  30,  2005:

At June 30, 2006 the Company had cash of $3,629,216 (2005 - $75,760) and working capital of $3,810,101 (2005 - $232,043) respectively. Total liabilities as of June 30, 2006 were $8,057 (2005 - $12,000), a decrease of $3,943. During the six months ended June 30, 2006 the Company issued 8,800,000 post stock split (2005 - 2,000,000 post stock split) common shares for cash of $4,300,000 of which 300,000 was received in December 2005. During the six months ended June 30, 2006 investing activities consisted of investment in partnership $340,000 (2005 - $50,000). For the six months ended June 30, 2006 the Company recorded a net loss of $585,131 (2005 - $227,668) or $0.02 per share (2005 - $0.01 per share).

At June 30, 2006 we have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2006 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

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

ITEM 2. MANAGEMENTS'  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS (cont'd.)

(F)  Plans  for  the  Year  2006  and  2007  (cont'd)
Our exploration work program in 2006 will concentrate exploration activities on the joint venture Haldeevskaya license area, the joint venture Tugojakovsk license area acquired in June 2005 and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

The 2006 exploration work program on the Haldeevskaya license and Tugojakovsk license areas will entail completion of data processing from the year 2005, surface mapping, soil sampling and assaying, soil geochemistry, geophysical surveying and drilling. The data assembled from this work will be used to determine whether: (i) further exploration and diamond core drilling is warranted and if so the sites for initial holes; or (ii) whether certain claim blocks should be surrendered.

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

ITEM 3. CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

---------------


                           PART II OTHER INFORMATION

ITEM 1. Legal  Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.


ITEM 2. Changes  in  Securities

UNLESS OTHERWISE NOTED, ALL REFERENCES TO COMMON STOCK, WARRANTS, COMMON SHARES OUTSTANDING, WARRANTS OUTSTANDING, WEIGHTED AVERAGE NUMBERS OF COMMON SHARES OUTSTANDING AND PER SHARE AMOUNTS PRIOR TO THE EFFECTIVE DATE OF THE FORWARD STOCK SPLIT HAVE BEEN RESTATED TO REFLECT THE 2:1 FORWARD STOCK SPLIT ON A RETROACTIVE BASIS.

In March 2006 the Company issued 800,000 common shares for cash of $300,000 which was received in the year ended December 31, 2005.

On May 12, 2006 the Company completed a private placement to non-affiliated offshore investors of 6,540,000 Units priced at $0.50 per unit for a total consideration of $3,270,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

On May 26, 2006 the Company completed a private placement to non-affiliated offshore investors of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

ITEM 3. Defaults  Upon  Senior  Securities

     Not Applicable

ITEM 4. Submission  of  Matters  to  a  Vote  of  Security  Holders

     The Company held its Annual General Meeting on June 21, 2006. At the meeting one shareholder holding 2,800,000 shares was present in person and 17,465,648 shares were represented by proxy.

          At the meeting unanimous approval by a show of hands was given in respect to:

               1. The election of Robert Biagioni, Waldemar Mueller, Lars Pearl, Ian Rigg and Agustin Gomez de Segura as the directors of the Company,
               2. The appointment of Dale Matheson Car-Hilton LaBonte, as independent accountants for the Company; and
               3.   The ratification of the 2006 Stock Option Plan.

ITEM 5. Other  Information

     None.

ITEM 6. Exhibits

3.1.1     Certificate  of  Incorporation,  incorporated  by  reference  to  the registration statement on Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713). *
3.1.2 Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the registration statement on Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713).
          *
3.2.1 By-laws, incorporated by reference to the registration statement on Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713). *
10.1.1 Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the registration statement on Form 10KSB filed on June 6, 2006 SEC File No. 000-27355 06888704). *
10.1.2 Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the registration statement on Form 10KSB filed on June 6, 2006 SEC File No. 000-27355 06888704). *
10.1.3 Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the registration statement on Form 10KSB filed on June 6, 2006 SEC File No. 000-27355 06888704). *
10.1.4    Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006.
10.2.1 Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the registration statement on Form 10KSB filed on June 6, 2006 SEC File No. 000-27355 06888704). *
10.2.2 Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the registration statement on Form 10KSB filed on June 6, 2006 SEC File No. 000-27355 06888704). *
10.2.3    Amendment  to Tugoyakovka Joint Activity Agreement dated July 7, 2006.
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Corporate Governance Principles, incorporated by reference to the registration statement on Form 10KSB filed on November 4, 2004 SEC File No. 000-27355 041117794). *

*  Previously  filed

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

                                                 CIGMA  METALS  CORPORATION
                                                 --------------------------
                                                 Registrant

Date:  August  9,  2006                 BY: /s/  Lars  Pearl
                                                 Lars  Pearl
                                                 Director

Date:  August  9,  2006                 BY: /s/  Waldemar  Mueller
                                                 Waldemar  Mueller
                                                 Director