Form 10KSB/A
period 2005-12-31
CIGMA METALS CORP
filed 2006-10-24
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

(E)  Risk Factors
     ------------

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


ITEM 2. DESCRIPTION OF PROPERTY.

Haldeevskaya Licence

     The Haldeevskaya exploration license covers an area of 576 km2 and is located approximately 16 kilometres NE from Tomsk via paved highway. Excellent infrastructure is currently in place, including, maintained tarmac access roads, high tension power lines at 500 kilowatts per line, gravel vehicular access roads over the project area with close-spaced, 100 metre, cut lines over the target areas. The area is also close to the railheads in Tomsk, with links to the Trans Siberian Railway, and all infrastructures associated with a regional centre.

     Geology of Haldeevskaya area is represented by the mid Devonian volcanogenic-sedimentary sediments of the Mitrofan suite, terrigenous ("black shale") sediments of the Jurginsk, Pachinsk, Salamat suites of upper Devonian, and the Yarsk, Lagernosadsk stratus of the lower Carboniferous age. The rock formations are deformed into the linear folds with the north-north-eastern strike and they are cut by the series of longitudinal, lateral and diagonal fractures of different type and order. The area is located at the front zone of the Tomsk thrust above the granitoid intrusions that are inferred by geophysics. Dolerite and Monzonite dikes intrude Paleozoic rocks forming the series of dike zones with a north-western trend with an echelon-like arrangement of some dikes and their groups. Mineralisation is focussed into areas associated with the thrusting.

Tugojakovsk Licence

     The Tugojakovsk exploration license covers an area of 164 km2 and is located 25 kilometres SE from the regional centre of Tomsk via paved highway. An excellent infrastructure is in place including excellent sealed roads, close access to railheads and the infrastructure associated with the regional centre of Tomsk.

     The geology of Tugojakovsk area is represented by the sedimentary rock formations of Carboniferous age composed of carbonaceous shales, siltstones and sandstones united under the common term "black shale". The rocks are deformed into linear folds and cut by the series of longitudinal, lateral and diagonal faults. The dolerite and monzonite dikes intrude Palaeozoic rocks forming a series of dike zones controlling quartz stock works with gold mineralization.


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

     ------------------------------------------------------------------------------
                  First Quarter    Second Quarter   Third Quarter   Fourth Quarter
     -----------  --------------  ----------------  --------------  ---------------
     2005 - High      $2.540         $2.500 (1)           $-              $-
     -----------  --------------  ----------------  --------------  ---------------
     2005 - Low       $1.150         $1.850 (1)           $-              $-
     -----------  --------------  ----------------  --------------  ---------------
     2005 - High      $3.050           $3.150           $3.100            $-
     -----------  --------------  ----------------  --------------  ---------------
     2005 - Low       $2.700           $2.900           $2.000            $-
     -----------  --------------  ----------------  --------------  ---------------
     2004 - High      $2.250           $2.250          $2.2.90          $3.000
     -----------  --------------  ----------------  --------------  ---------------
     2004 - Low       $1.500           $1.500           $1.310          $1.450
     ------------------------------------------------------------------------------

     Our stock is also quoted on the Frankfurt Exchange under the symbols "C9K.FSE," and "C9K.ETR".

     (1) The high and low bid prices for our Common Stock for the Second Quarter of 2006 were for the period April 1, 2006 to May 18, 2006

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


ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2004

                        Financial Statements                     Page
     Reports of Independent Registered Public Accounting Firms     2
     Consolidated Balance Sheets                                   4
     Consolidated Statements of Operations                         5
     Consolidated Statements of Stockholders' Deficiency           6
     Consolidated Statements of Cash Flows                         7
     Significant Accounting Policies                               8
     Notes to Financial Statements                              13 to 18

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

As discussed in Note 11 to the financial statements, the Company has restated the financial statements for the years ended December 31, 2005 and 2004 to reflect the 2 for 1 forward stock split that occurred on May 15, 2006.

                                               DALE MATHESON CARR-HILTON LABONTE

                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
April 11, 2006, except for Note 11 which is dated September 7, 2006


                                [FOOTER OMITED]

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


Vancouver, Canada,                                        "ERNST & YOUNG LLP"
August 15, 2005.                                         Chartered Accountants


                        A Member of Ernst & Young Global

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)
(Restated - See Note 11)
-------------------------------------------------------------------------------
                                                     December 31    December 31
                                                            2005           2004
-------------------------------------------------------------------------------
ASSETS
Current
  Cash                                             $    250,170   $    311,845
  Other receivables                                           -          6,211
  Available-for-sale securities (Note 3)                181,797        248,104
-------------------------------------------------------------------------------
Total assets                                       $    431,967   $    566,160
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities         $     26,894   $     17,722
  Accounts payable - related party (Note 7)              16,986          4,000
-------------------------------------------------------------------------------
Total current liabilities                                43,880         21,722
===============================================================================

Stockholders' Equity
Common stock  (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    30,700,000 (2004 - 28,000,000) common shares          3,070          2,800
Additional paid in capital                            2,048,530        698,800
Common stock subscriptions (Note 10)                    300,000      1,000,000
Accumulated deficit during the exploration stage     (1,963,513)    (1,075,289)
Accumulated other comprehensive (loss)                        -        (81,873)
===============================================================================
Total stockholders' equity                              388,087        544,438
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $    431,967   $    566,160
===============================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Restated - See Note 11)
                                                               Cumulative
                                                               January 13              Year            Year
                                                          1989 (inception)            Ended           Ended
                                                           to December 31,      December 31,   December 31,
                                                                     2005              2005            2004
-----------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                              $        178,517   $      32,985   $      49,964
  Exploration costs (Note 4)
    - HaldeyGold Project - partnership                             564,395         202,795         361,600
    - HaldeyGold Project - other                                   128,357          18,226          46,706
    - Tugojakovks Project                                          124,371         124,371               -
  Interest and bank charges                                          7,819           4,219           2,257
  Professional fees                                                205,350          51,211          50,116
  Property investigation costs                                     101,754          69,608          32,146
  Salaries and consulting fees                                     411,716         145,396          79,533
-----------------------------------------------------------------------------------------------------------
Loss before other items                                         (1,722,279)       (648,811)       (622,322)
-----------------------------------------------------------------------------------------------------------
Other income (loss)
  Write-down of available-for-sale securities (Note 3)            (148,180)       (148,180)              -
  Write-down of investment in
    partnership interest (Note 4)                                 (132,634)        (94,234)        (38,400)
  Interest income                                                   39,580           3,001           3,691
-----------------------------------------------------------------------------------------------------------
Total other income (loss)                                         (241,234)       (239,413)        (34,709)
-----------------------------------------------------------------------------------------------------------
Net loss                                                  $     (1,963,513)  $    (888,224)  $    (657,031)
===========================================================================================================

Basic and diluted loss per share                                             $       (0.03)  $       (0.02)
===========================================================================================================
Weighted average number of
common shares outstanding                                                       28,927,198      28,000,000
===========================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 13, 1989 (INCEPTION) TO DECEMBER 31, 2005
(EXPRESSED IN U.S. DOLLARS)
(Restated - See Note 11)
                                                                                     Deficit
                                                                                   Accumulated     Accumulated
                                                    Additional       Common        During the         Other
                                 Common stock        Paid-In          Stock        Exploration    Comprehensive
                               Shares     Amount     Capital      Subscriptions       Stage        Gain (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------
Issuance of common
  stock for services
  on August 2,1989            2,000,000  $    200  $       800   $            -   $          -   $            -   $        -
Net loss for the period               -         -            -                -         (1,000)               -       (1,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1991 to 1997   2,000,000       200          800                -         (1,000)               -       (1,000)
Issuance of stock for
  mineral property
  rights on April 2, 1998    12,000,000     1,200         (600)               -              -                -          600
Net loss for the year                 -         -            -                -           (600)               -         (600)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1998          14,000,000     1,400          200                -         (1,600)               -            -
Issuance of common
  stock for cash on
  March 31, 1999             14,000,000     1,400      698,600                -              -                -      700,000
Net loss for the year                 -         -            -                -       (141,392)               -     (141,392)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1999          28,000,000     2,800      698,800                -       (142,992)               -      558,608
Net loss for the year                 -         -            -                -       (211,182)               -     (211,182)
Unrealized losses
  on available
  for sale securities                 -         -            -                -              -          (77,734)     (77,734)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000          28,000,000     2,800      698,800                -       (354,174)         (77,734)     269,692
Net loss for the year                 -         -            -                -        (25,510)               -      (25,510)
Unrealized losses
  on available
  for sale securities                 -         -            -                -              -          (17,803)     (17,803)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2001          28,000,000     2,800      698,800                -       (379,684)         (95,537)     226,379
Net loss for the year                 -         -            -                -        (20,943)               -      (20,943)
Unrealized gain
  on available
  for sale securities                 -         -            -                -              -           48,407       48,407
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2002          28,000,000     2,800      698,800                -       (400,627)         (47,130)     253,843
Net loss for the year                 -         -            -                -        (17,631)               -      (17,631)
Unrealized losses
  on available
  for sale securities                 -         -            -                -              -           (3,723)      (3,723)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2003          28,000,000     2,800      698,800                -       (418,258)         (50,853)     232,489
Common stock to be issued             -         -            -        1,000,000              -                -    1,000,000
Net loss for the year                 -         -            -                -       (657,031)               -     (657,031)
Unrealized losses
  on available
  for sale securities                 -         -            -                -              -          (31,020)     (31,020)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2004          28,000,000     2,800      698,800        1,000,000     (1,075,289)         (81,873)     544,438
Issuance of
  common stock for
  cash on May 20, 2005        2,000,000       200      999,800       (1,000,000)             -                -            -
Issuance of
  common stock for
  cash on December 13,
  2005                          700,000        70      349,930                -              -                -      350,000
Common stock to be issued             -         -            -          300,000              -                -      300,000
Recognition of other
  than temporary
  decline in market value
  of available-for-sale
  securities                          -         -            -                -              -           81,873       81,873
Net loss for the year                 -         -            -                -       (888,224)               -     (888,224)
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2005          30,700,000  $  3,070  $ 2,048,530   $      300,000   $ (1,963,513)  $            -   $  388,087
=============================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                                            January 13             Year             Year
                                                                       1989 (inception)           Ended            Ended
                                                                        to December 31,     December 31,    December 31,
                                                                                  2005              2005            2004
------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                $     (1,963,513)  $    (888,224)  $    (657,031)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                            600               -               -
  - issuance of common stock for services rendered                                1,000               -               -
  - partnership exploration costs                                               564,395         202,795         361,600
  - write-down of investment in partnership interest                            132,634          94,234          38,400
  - accumulated losses on available for sale securities                         148,180         148,180               -
  Changes in working capital assets and liabilities
  - decrease (increase) in other receivables                                          -           6,211          (6,211)
  - increase (decrease) in accounts payable and accrued liabilities              43,880          22,158         (25,016)
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (1,072,824)       (414,646)       (288,258)
------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                                (329,977)              -               -
  - investment in partnership interest                                         (697,029)       (297,029)       (400,000)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (1,027,006)       (297,029)       (400,000)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common shares for cash                                        2,050,000         650,000               -
  - shares subscribed                                                           300,000               -       1,000,000
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     2,350,000         650,000       1,000,000
------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                      250,170         (61,675)        311,742
Cash, beginning of period                                                             -         311,845             103
------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                    $        250,170   $     250,170   $     311,845
========================================================================================================================

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company has not recognized any potential costs relating to the retirement of the Company's mineral property interests through December 31, 2005 because there are no retirement costs associated with its current level of exploration activity.

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
--------------------------------------------------------------------------------

                                                                                                        Net
                                                                          Gross        Gross        Accumulated
                                                                       Unrealized    Unrealized    Unrecognized     Market
                                                               Cost       Gains       (Losses)    Gains (Losses)     Value
                                                                $           $            $               $             $
----------------------------------------------------------------------------------------------------------------------------
December 31, 2003, equity securities                          329,977      122,013     (172,866)         (50,853)   279,124
Change during the year                                              -       48,516      (79,536)         (31,020)   (31,020)
----------------------------------------------------------------------------------------------------------------------------
December 31, 2004, equity securities                          329,977      170,529     (252,402)         (81,873)   248,104
----------------------------------------------------------------------------------------------------------------------------
Change during the year                                              -        2,966      (69,273)               -    (66,307)
Recognition of other than temporary decline in market value         -            -            -           81,873          -
----------------------------------------------------------------------------------------------------------------------------
December 31, 2005, equity securities                          329,977      173,495     (321,675)               -    181,797
============================================================================================================================

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
--------------------------------------------------------------------------------

As at December 31, 2005, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share. There were 30,700,000 common shares issued and outstanding at December 31, 2005 (2004 - 28,000,000).

During the year ended December 31, 2005 the Company issued 2,700,000 common shares for cash of $1,350,000, $1,000,000 of which was received in the year ended December 31, 2004. No share issuances were completed in the year ended December 31, 2004.

On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006, which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

Unless otherwise noted, all references to common stock, common shares outstanding, weighted average numbers of common shares outstanding and per share amounts in the accompanying Financial Statements and Notes to Financial Statements prior to the effective date of the forward stock split have been restated to reflect the 2:1 forward stock split on a retroactive basis.


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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                                                                 Year ended     Year ended
                                                                                December 31,   December 31,
                                                                                    2005           2004
------------------------------------------------------------------------------------------------------------
Federal income tax provision at statutory rate                                          34.0%          34.0%
State income tax provision at statutory rate, net of federal income tax effect           5.0            5.0
Less valuation allowance                                                               (39.0)         (39.0)
------------------------------------------------------------------------------------------------------------

Total income tax provision                                                                 -              -
============================================================================================================

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                  2005        2004
                               ----------------------
Loss carry forwards            $ 714,000   $ 365,000
Valuation allowance             (714,000)   (365,000)
                               ======================
                               $       -   $       -
                               ----------------------

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
--------------------------------------------------------------------------------

NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                              Year ended          Year ended
                                          December 31, 2005   December 31, 2004
          ----------------------------------------------------------------------
          Cash paid during the year for:
              Interest                    $                -  $            1,667
              Income taxes                $                -  $                -
          ----------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

1. In March 2006, 400,000 pre-forward split common shares of the Company were issued at $0.75 per share. The cash proceeds of $300,000 were received in December 2005.

2. In March 2006, the Company offered, on a no minimum basis, up to an aggregate of 3,500,000 pre-forward split Units at a price of US $1.00 per Unit. Each Unit shall be comprised of one (1) share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one
     (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date.

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


NOTE 11 - RESTATEMENT
--------------------------------------------------------------------------------

The Company has restated its consolidated financial statements for the years ended December 31, 2005 and December 31, 2004. The Company is restating the financial statements to reflect the 2 for 1 forward stock split that took place on May 15, 2006.

----------------------------------------------------------------------------------
                              December 31, 2005                 December 31, 2005
                                 As Reported       Adjustment      As Restated
                                      $                $                $
----------------------------  ------------------  ------------  ------------------
----------------------------  ------------------  ------------  ------------------
Balance Sheet
----------------------------  ------------------  ------------  ------------------
  Common shares                            1,535        1,535                3,070
----------------------------  ------------------  ------------  ------------------
  Additional paid in capital           2,050,065       (1,535)           2,048,530
----------------------------------------------------------------------------------

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER  31,  2005  AND  2004
--------------------------------------------------------------------------------

NOTE 11 - RESTATEMENT (CONTINUED)
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                              December 31, 2004                 December 31, 2004
                                 As Reported       Adjustment      As Restated
                                      $                $                $
----------------------------  ------------------  ------------  ------------------
----------------------------  ------------------  ------------  ------------------
Balance Sheet
----------------------------  ------------------  ------------  ------------------
  Common shares                            1,400        1,400                2,800
----------------------------  ------------------  ------------  ------------------
  Additional paid in capital             700,200       (1,400)             698,800
----------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                                      Year ended                        Year Ended
                                   December 31, 2005   Adjustment    December 31, 2005
--------------------------------  -------------------  -----------  -------------------
--------------------------------  -------------------  -----------  -------------------
Basic and diluted loss per share  $            (0.06)  $      0.03  $            (0.03)
--------------------------------  -------------------  -----------  -------------------
Weighted average number of
  common shares outstanding               14,163,599    14,163,599          28,927,198
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                                      Year ended                        Year Ended
                                   December 31, 2004   Adjustment    December 31, 2004
-----------------------------------------------------  -----------  -------------------
-----------------------------------------------------  -----------  -------------------
Basic and diluted loss per share  $            (0.05)  $      0.03  $            (0.02)
-----------------------------------------------------  -----------  -------------------
Weighted average number of
  common shares outstanding               14,000,000    14,000,000          28,000,000
---------------------------------------------------------------------------------------

In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

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

---------------------------------------------------------------------------------------
Waldemar K. Mueller                Age 56, Director since March 15, 2004.
40 Ruffian Loop, Willetton,
Western Australia, Australia 6155

---------------------------------------------------------------------------------------
 Agustin Gomez de Segura           Age 52, Director since April 17, 1998. 1994 to 1998
2 Tvezskaya - Yamskaya 54,
Moscow, Russia
---------------------------------------------------------------------------------------

     The following is a description of the employment history for each of our directors and officers for the last five years:

Lars Pearl               Contact Resources Limited, Western Australia, technical consultant (2005 to present); self employed as a geological consultant (1994 to 2004).

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


ITEM 10. EXECUTIVE COMPENSATION.

(A)  General

     The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-------------------------------------------------------------------------------------------------------
                              Annual  Compensation         Long-Term  Compensation
                              ---------------------------  --------------------------------------------
                                                           Awards                    Payments
                                                           ------------------------  ------------------
                                                                        Securities
                                                  Other                   Under-                 All
                                                  Annual   Restricted      Lying                other
                                                 Compen-      Stock      Options/      LTIP    Compen-
     Name And          Year   Salary   Bonuses    Sation    Award(s)       SARs      Payouts    sation
Principal Position              ($)      ($)       ($)         ($)          (#)        ($)       ($)
       (a)              (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
---------------------  -----  -------  --------  --------  -----------  -----------  --------  --------
Lars Pearl              2005   72,000       -0-       -0-    None         None         None         -0-
                       -----  -------  --------  --------  -----------  -----------  --------  --------
  President and         2004   42,000       -0-       -0-    None         None         None         -0-
                       -----  -------  --------  --------  -----------  -----------  --------  --------
  Director              2003      -0-       -0-       -0-    None         None         None         -0-
---------------------  -----  -------  --------  --------  -----------  -----------  --------  --------
Waldemar K. Mueller     2005   48,000       -0-       -0-    None         None         None         -0-
                       -----  -------  --------  --------  -----------  -----------  --------  --------
  Vice-President        2004   12,000       -0-       -0-    None         None         None         -0-
                       -----  -------  --------  --------  -----------  -----------  --------  --------
  and Director          2003      -0-       -0-       -0-    None         None         None         -0-
-------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)
-------------------------------------------------------------------------------
                                      Percent Of
                       Number of    Total Options/
                       Securities    SARs Granted
                       Underlying    To Employees     Exercise Or   Expiration
                      Option/SARs      In Fiscal      Base Price       Date
          Name        Granted (#)        Year           ($/Sh)        (M/D/Y)
          (a)             (b)             (c)             (d)           (e)
--------------------  ------------  ---------------  -------------  -----------
Lars Pearl               None             0%              $0
--------------------  ------------  ---------------  -------------  -----------
Waldemar K. Mueller      None             0%              $0
-------------------------------------------------------------------------------

Note  1.     No  options  were  awarded  in  either  Fiscal 2005 or Fiscal 2004.

(C)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
=================================================================================
                                                 Number of
                                                 Securities         Value Of
                                                 Underlying       Unexercised
                                                Unexercised       In-The-Money
                         Shares                 Options/SARs      Options/SARs
                        Acquired      Value    At FY-End ($)   At FY-End ($2.85)
                      On Exercise   Realized    Exercisable/      Exercisable/
        Name              (#)          ($)     Unexercisable     Unexercisable
        (a)               (b)          (c)          (d)               (e)
--------------------  ------------  ---------  --------------  ------------------
Lars Pearl               None         None         None               $0
--------------------  ------------  ---------  --------------  ------------------
Waldemar K. Mueller      None         None         None               $0
---------------------------------------------------------------------------------

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

(A)  Security Ownership of Certain Beneficial Owners

-------------------------------------------------------------------------------------------------
                  NAME AND ADDRESS OF                         AMOUNT AND     PERCENTAGE OF CLASS
                Beneficial Owner                              NATURE OF
                ----------------                           BENEFICIAL OWNER
---------------------------------------------------------  ----------------  --------------------
Carrington International Limited (1)                         1,400,000             8.89 %
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong

---------------------------------------------------------  ----------------  --------------------
---------------------------------------------------------  ----------------  --------------------
OFFICERS AND DIRECTORS:

---------------------------------------------------------  ----------------  --------------------
Lars Pearl (2)                                                    0                   *
1 Edith Place, Coolum Beach, Queensland, Australia 4573
---------------------------------------------------------  ----------------  --------------------
Waldemar K. Mueller (2)                                           0                   *
40 Ruffian Loop, Willetton, Western Australia, Australia
6155

---------------------------------------------------------  ----------------  --------------------
Agustin Gomez de Segura (2)                                       0                   *
2 Tvezskaya - Yamskaya 54, Moscow, Russia

---------------------------------------------------------  ----------------  --------------------
Officers and Directors (3 persons)                                0                   *

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.1.1 Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.1.2 Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.2.1 By-laws, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
10.1.1 Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.2 Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.3 Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.4 Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *
10.2.1 Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.2 Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Corporate Governance Principles, incorporated by reference to the Form 10-KSB filed on November 4, 2004 (SEC File No. 000-27355-041117794). *
--------
*          Previously filed


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


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Cigma Metals Corporation
                                            ------------------------
                                            Registrant

Date: October 23, 2006                     BY:  /s/ Lars Pearl
      ----------------                          --------------
                                                    Lars Pearl
                                                    Director and President

Date: October 23, 2006                     BY:  /s/ Waldemar Mueller
      ----------------                          --------------------
                                                    Waldemar Mueller
                                                    Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 23, 2006                     BY:  /s/ Lars Pearl
      ----------------                          --------------
                                                    Lars Pearl
                                                    Director and President

Date: October 23, 2006                     BY:  /s/ Waldemar Mueller
      ----------------                          --------------------
                                                    Waldemar Mueller
                                                    Director