Form 10QSB
period 2006-09-30
CIGMA METALS CORP
filed 2006-11-15
CIK 1083410

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
        For the transition period from                to
                                      ---------------    ------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,500,000 shares of Common Stock were outstanding as of November 3, 2006.

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

                                          INDEX

                                                                                  Page No.
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets --                                               4
         September 30, 2006 (unaudited) and December 31, 2005 (audited)

         Interim Consolidated Statements of Operations (unaudited)                    5
         Three and Nine-months ended September 30, 2006 and 2005; and for the
         Period from January 13, 1989 (inception) to September 30, 2006

         Interim Consolidated Statements of Cash Flows (unaudited)                    6
         Nine-months ended September 30, 2006 and 2005; and for the period from January 13, 1989 (inception) to September 30, 2006

         Notes to Interim Consolidated Financial Statements (unaudited)               7

Item 2.  Management's Discussion and Analysis or Plan of Operation                    17

Item 3.  Controls and Procedures                                                      21

                                PART II. Other Information

Item 1.  Legal Proceedings                                                            22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                  22

Item 3.  Defaults Upon Senior Securities                                              22

Item 4.  Submission of Matters to a Vote of Security Holders                          23

Item 5.  Other Information                                                            23

Item 6.  Exhibits                                                                     23

         Signatures                                                                   24

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------
                                                            SEPTEMBER 30,     December 31,
                                                                     2006             2005
------------------------------------------------------------------------------------------
ASSETS                                                       (UNAUDITED)
Current
  Cash                                                     $    3,335,756   $     250,170
  Available-for-sale securities                                   164,606         181,797
------------------------------------------------------------------------------------------
Total assets                                                    3,500,362         431,967
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                    $        9,112   $      26,894
  Accounts payable - related party (Note 7)                             -          16,986
------------------------------------------------------------------------------------------
Total current liabilities                                           9,112          43,880
------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    39,500,000 (2005 - 30,700,000) common shares                    3,950           3,070
Additional paid in capital                                      6,347,650       2,048,530
Common stock to be issued                                               -         300,000
Accumulated deficit during the development stage               (2,843,159)     (1,963,513)
Accumulated other comprehensive income (loss)                     (17,191)              -
------------------------------------------------------------------------------------------
Stockholders' equity                                            3,491,250         388,087
------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                 $    3,500,362   $     431,967
==========================================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)                      Cumulative
(unaudited)                                      January 13     Three months     Three months      NINE MONTHS      Nine months
                                           1989 (inception)            Ended            Ended            ENDED            Ended
                                           to September 30,    September 30,    September 30,    SEPTEMBER 30,    September 30,
                                                       2006             2006             2005             2006             2005
-------------------------------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general             $         269,241   $       28,664   $        4,808   $       90,724   $       28,599
  Exploration costs (Note 4)                             -
    - HaldeyGold Project - partnership             757,661          145,266           80,000          193,266          120,000
    - HaldeyGold Project - other                   177,614           13,518                -           49,257           39,854
    - Tugojakovsk Project                          412,371            8,000           50,000          288,000           50,000
  Interest and bank charges                         10,993            1,262              897            3,174            2,647
  Professional fees                                319,505           46,740            8,827          114,155           23,309
  Property investigation costs                     109,279            3,546                -            7,525           19,980
  Salaries and consulting fees                     566,713           52,770           32,389          154,997          112,489
-------------------------------------------------------------------------------------------------------------------------------
Loss before other items                          2,623,377          299,766          176,921          901,098          396,878
-------------------------------------------------------------------------------------------------------------------------------

Other income (loss)
  Writedown of available-for-sale
    securities (Note 3)                           (148,180)               -                -                -                -
  Writedown of investment in
    partnership interest (Note 4)                 (180,951)         (36,317)         (20,000)         (48,317)         (30,000)
  Interest income                                  109,349           41,568              178           69,769            2,466
-------------------------------------------------------------------------------------------------------------------------------
Total other income (loss)                         (219,782)           5,251          (19,822)          21,452          (27,534)
-------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                  $      (2,843,159)  $     (294,515)  $     (196,743)  $     (879,646)  $     (424,412)
===============================================================================================================================

Basic and diluted loss per share                             $        (0.01)  $        (0.01)  $        (0.02)  $        (0.01)
===============================================================================================================================
Weighted average number of
  common shares outstanding                                      39,500,000       14,170,833       35,645,074       28,733,456
===============================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements.

Interim Consolidated Statements of Cash Flows                               Cumulative
(Expressed in U.S. Dollars)                                                 January 13     NINE MONTHS     Nine months
(unaudited)                                                           1989 (inception)           ENDED           Ended
                                                                       to September 30    SEPTEMBER 30    September 30
                                                                                  2006            2006            2005
----------------------------------------------------------------------------------------------------------------------
Net loss for the period                                              $     (2,843,159)  $    (879,646)  $    (424,412)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                          600               -               -
  - issuance of common stock for services rendered                              1,000               -               -
  - partnership exploration costs                                           1,045,661         481,266         120,000
  - writedown of investment in partnership interest                           180,951          48,317          30,000
  - accumulated gains on available for sale securities                        148,180               -               -
  Changes in working capital assets and liabilities
  - decrease in other receivables                                                   -               -           6,211
  - increase (decrease) in accounts payables and accrued liabilities            9,112         (34,768)        (16,599)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (1,457,655)       (384,831)       (284,800)
----------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                              (329,977)              -               -
  - investment in partnership interest                                     (1,226,612)       (529,583)       (150,000)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (1,556,589)       (529,583)       (150,000)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common stock                                                6,350,000       4,000,000               -
  - Loan proceeds                                                                   -               -         200,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   6,350,000       4,000,000         200,000
----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash for the period                                  3,335,756       3,085,586        (234,800)
Cash, beginning of period                                                           -         250,170         311,845
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $      3,335,756   $   3,335,756   $      77,045
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (Note 7)
The accompanying notes are an integral part of these interim consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

These consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date, has incurred losses of $2,843,159 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required. During the period the Company raised $4,000,000 through private placements and has sufficient cash to fund operations for the next year.


NOTE 2 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company has not recognized any potential costs relating to the retirement of the Company's mineral property interests through September 30, 2006 because there are no retirement costs associated with its current level of exploration activity.

INVESTMENT  IN  PARTNERSHIP  INTERESTS
The Company accounts for its partnership interests under US GAAP using the equity method. Therefore, the partnership interests are initially carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

AVAILABLE-FOR-SALE  SECURITIES
Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. Realized gains and losses are determined on an average cost basis when securities are sold. In accordance with the Company's policy to review its investment portfolio for declines that may be other than temporary, the Company recognized a non-cash loss of $148,180 on a lower-of-cost-or-market write down on certain available-for-sale securities during the year ended December 31, 2005. During the nine months ended September 30, 2006 the Company has recorded a non-cash loss of $17,191 as other comprehensive loss.

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

CONCENTRATION  OF  CREDIT  RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution exceeding the insured amount. As of September 30, 2006, the Company had deposits in a bank exceeding insured limits.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

LONG-LIVED  ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company has not recognized any impairment losses through September 30, 2006.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
--------------------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONT'D)
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.


NOTE 4 - MINERAL PROPERTIES AND EXPLORATION COSTS
--------------------------------------------------------------------------------

The Company holds an interest in two mineral exploration projects located in the Tomsk Oblast Region, of the Russian Federation.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

The  Company's  investment in the HaldeyGold partnership interest is as follows:

-------------------------------------------------------------------------------------------------------------
                                                January 13,
                                                       1989                                              Year
                                            (inception) to,                                             ended
                                              September 30,    September 30,    September 30,    December 31,
                                                       2006             2006             2005            2005
---------------------------------------  ------------------  ---------------  ---------------  --------------
---------------------------------------  ------------------  ---------------  ---------------  --------------
Capital invested                         $         938,612   $      241,583   $      150,000   $     297,029
---------------------------------------  ------------------  ---------------  ---------------  --------------
Exploration costs incurred                        (757,661)        (193,266)        (120,000)       (202,795)
---------------------------------------  ------------------  ---------------  ---------------  --------------
                                                   180,951           48,317           30,000          94,234
---------------------------------------  ------------------  ---------------  ---------------  --------------
Write-down of investment in partnership
interest                                          (180,951)         (48,317)         (30,000)        (94,234)
---------------------------------------  ------------------  ---------------  ---------------  --------------
Partnership interest at end of period    $               -   $            -   $            -   $           -
-----------------------------------------====================================================================

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $49,257 during the nine months ended September 30, 2006 (2005 - $39,854).

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 4 - MINERAL PROPERTIES AND EXPLORATION COSTS (CONT'D)
--------------------------------------------------------------------------------

TUGOJAKOVSK  PROJECT  (CONT'D)
Pursuant to the terms of the Joint Activity Agreement, a company will be incorporated and registered by Geosphera in the Russian Federation with the Ministry of the Russian Federation for Taxes and Levies in order to conduct further financing and exploration work on the Tugojakovsk license area once the Company's contribution to the joint venture reaches $700,000. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. The licence, geological data, professional knowledge, skills and business contacts contributed to the joint venture by Geosphera was valued at $100,000. The Company will have an 80% (Geosphera 20%) interest in the new company. As of the date of these financial statements the new company has not yet been registered.

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $288,000 during the nine months ended September 30, 2006 (2005 - $50,000) and $124,371 during the year ended December 31, 2005.

NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

As at September 30, 2006, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 5 - CAPITAL STOCK (CONT'D)
--------------------------------------------------------------------------------

PRIVATE PLACEMENTS (CONT'D)
On May 26, 2006 the Company completed a private placement to non-affiliated offshore investors of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company's common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

SHARE  PURCHASE  WARRANTS
A summary of the Company's warrants outstanding at September 30, 2006 and December 31, 2005, and changes during nine months ended September 30, 2006 is presented below:

                                                                  Weighted
                                        Number of warrants to     Average
                                           Purchase shares     Exercise Price
     ------------------------------------------------------------------------
     Balance, December 31, 2005                             -               -
     Warrants granted May 12, 2006 (1)              6,540,000           0.582
     Warrants granted May 26, 2006 (2)              1,460,000           0.130
     ------------------------------------------------------------------------
     Balance, September 30, 2006                    8,000,000           0.713
     ------------------------------------------------------------------------

                                                             Weighted average
                          Weighted                                  Remaining
                           Average   Number of warrants to        contractual
     Range of exercise    Exercise         Purchase shares    Life (in years)
     prices                  price
     ------------------------------------------------------------------------
     0.675 - $0.75 (1)   $   0.713              6,540,000               1.62
     0.675 - $0.75 (2)   $   0.713              1,460,000               1.65
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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 5 - CAPITAL STOCK (CONT'D)
--------------------------------------------------------------------------------

STOCK OPTION PLAN (CONT'D)
As at September 30, 2006 and December 31, 2005, the Company had no stock options outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

a) During the nine months ended September 30, 2006, consulting fees of $118,750 (2005 - $90,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b) Included in accounts payable - related party, as at September 30, 2006 is $0 (December 31, 2005 - $16,986) payable to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured and non-interest bearing and have no fixed terms of repayment.


NOTE 7 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
--------------------------------------------------------------------------------

                                       Nine month period ended   Nine month period ended
                                          September 30, 2006        September 30, 2005
     ------------------------------------------------------------------------------------
     Cash paid during the period for:
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

(B) Significant developments during the nine month period ended September 30, 2006 and Subsequent Events

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

(B) Significant developments during the nine month period ended September 30, 2006 and Subsequent Events (cont'd)

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

During the nine months ended September 30, 2006 we continued to evaluate the data obtained from drilling on the Haldeiskaja property, during the latter part of 2005, in an effort to target the mineralization trends and model the mineralization. A model showing a series of east over west thrust planes is interpreted as the focusing agent of mineralization. Target generation was completed towards the end of the March quarter and follow up drilling was initiated in the third quarter of 2006. The results of drilling concluded that the anomalous gold noted on the Haldeiskaja project is related to a shallow East over West late thrust. Mineralisation is focused along the extensive thrust plane and the surface soil anomalism is a result of mineralisation, leaking into the oxidized fraction of the country rock.

Further close spaced soil sampling was conducted over the numerous, previously outlined soil anomalies, assays awaited, to test the strike potential and any further potential focusing areas along the strike of the thrust. Future exploration is expected to follow up any further delineated anomalies.

Total exploration expenditures incurred during the nine months ended September 30, 2006 on the Haldeevskaja joint venture amounted to $290,840 (2005 - $189,854).

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

During the nine months ended September 30, 2006, we evaluated the geological data obtain from our 2005 work programs on the Tugojakovsk property and a series of drill holes were designed to test the continuity of the previously acquired drill data. Drilling on the Tugojakovsk property highlighted a series of folded sedimentary units. Mineralisation is associated with metasomatic alteration and quartz veining, with quartz veins assaying up to 6g/t.

Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $288,000 during the nine months ended September 30, 2006 (2005 - $50,000).

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

(D) Results of Operations

Nine months Ended September 30, 2006 versus Nine months Ended September 30, 2005

The Company had no operating revenues for the nine months ended September 30, 2006 (2005 - $0).

For the nine months ended September 30, 2006 the Company recorded a net loss of $879,646 (2005 - $424,412) or $0.02 per share (2005 - $0.01).

General and administrative expenses - For the nine months ended September 30, 2006 the Company recorded general and administrative expenses of $370,575 (2005
- $187,024). The 2006 amount includes, professional fees - accounting $20,049 (2005 - $5,299) and legal $94,106 (2005 - $18,010).

Exploration expenditures - For the nine months ended September 30, 2006, we recorded total exploration costs of $578,840 compared to $239,854 in 2005. Exploration expenses on the Haldeiskaja mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $290,840 (2005 - $189,854) of which $241,583 were spent on the HaldeyGold joint venture (2005 - $150,000). Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $288,000 during the nine months ended September 30, 2006 (2005 - $50,000).

The Company's investment in the HaldeyGold partnership interest is as follows:

-------------------------------------------------------------------------------------------------------------
                                                January 13,
                                                       1989                                              Year
                                            (inception) to,                                             ended
                                              September 30,    September 30,    September 30,    December 31,
                                                       2006             2006            2005             2005
---------------------------------------  ------------------  ---------------  ---------------  --------------
---------------------------------------  ------------------  ---------------  ---------------  --------------
Capital invested                         $         938,612   $      241,583   $      150,000   $     297,029
---------------------------------------  ------------------  ---------------  ---------------  --------------
Exploration costs incurred                        (757,661)        (193,266)        (120,000)       (202,795)
---------------------------------------  ------------------  ---------------  ---------------  --------------

                                                   180,951           48,317           30,000          94,234
---------------------------------------  ------------------  ---------------  ---------------  --------------
Write-down of investment in partnership
interest                                          (180,951)         (48,317)         (30,000)        (94,234)
---------------------------------------  ------------------  ---------------  ---------------  --------------
Partnership interest at end of period    $               -   $            -   $            -   $           -
-----------------------------------------====================================================================

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $288,000 during the nine months ended September 30, 2006 (2005 - $50,000).

(E)  Capital  Resources  and  Liquidity

September  30,  2006  versus  September  30,  2005:

At September 30, 2006 the Company had cash of $3,335,756 (2005 - $77,045) and working capital of $3,491,250 (2005 - $38,231) respectively. Total liabilities as of September 30, 2006 were $9,112 (2005 - $205,123), a decrease of $196,011.
During the nine months ended September 30, 2006 the Company issued 8,800,000 post stock split (2005 - 2,000,000 post stock split) common shares for cash of $4,300,000 of which 300,000 was received in December 2005. During the nine months ended September 30, 2006 investing activities consisted of investment in partnership $529,583 (2005 - $150,000). For the nine months ended September 30, 2006 the Company recorded a net loss of $879,646 (2005 - $424,412) or $0.02 per share (2005 - $0.01 per share).

At September 30, 2006 we have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (primarily through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

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

(G) Application of Critical Accounting Policies

The preparation of our consolidated financial statements requires us to use estimates and assumptions that affect the reported amounts of assets and liabilities as well as revenues and expenses. Our accounting policies are described in note 3 to our financial statements. Our accounting policies relating to recording of mineral property acquisition, exploration and development costs and the investment in partnership interest are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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


ITEM 3. Defaults Upon Senior Securities

     Not  Applicable


ITEM 4. Submission of Matters to a Vote of Security Holders

     Not  Applicable

ITEM 5. Other Information

     None.


ITEM 6. Exhibits

3.1.1 Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.1.2 Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.2.1 By-laws, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
10.1.1 Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.2 Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.3 Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.4 Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *
10.2.1 Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.2.2    Amendment  to  Tugoyakovka  Joint  Activity  Agreement  dated
          December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.2.3 Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *
31.1      Certification  of  Chief  Executive  Officer  and  Chief  Financial
          Officer  pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002
31.2      Certification  of  Chief  Executive  Officer  and  Chief  Financial
          Officer  pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002
32.1      Certification  of  Chief  Executive  Officer  and  Chief  Financial
          Officer  pursuant  to  Section  906  of the Sarbanes-Oxley Act of 2002
32.2      Certification  of  Chief  Executive  Officer  and  Chief  Financial
          Officer  pursuant  to  Section  906  of the Sarbanes-Oxley Act of 2002
99.1 Corporate Governance Principles, incorporated by reference to the registration statement on Form 10KSB filed on November 4, 2004 SEC File No. 000-27355 041117794). *

*  Previously  filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CIGMA  METALS  CORPORATION
                                       --------------------------
                                         Registrant

Date: November 3, 2006               BY: /s/  Lars  Pearl
                                              Lars  Pearl
                                              Director

Date: November 3, 2006               BY: /s/  Waldemar  Mueller
                                              Waldemar  Mueller
                                              Director