Form 10KSB/A
period 2005-12-31
CIGMA METALS CORP
filed 2007-01-19
CIK 1083410

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


ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - December 31, 2004


                        Financial Statements                     Page
     Reports of Independent Registered Public Accounting Firms     2
     Consolidated Balance Sheets                                   5
     Consolidated Statements of Operations                         6
     Consolidated Statements of Stockholders' Deficiency           7
     Consolidated Statements of Cash Flows                         8
     Significant Accounting Policies                               9
     Notes to Financial Statements                              9 to 19


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


          Vancouver, Canada          /s/ "MOORE STEPHENS ELLIS FOSTER LTD"
          October 8, 2004.           Chartered Accountant

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

Name and Address                   Age and Position
----------------                   ----------------
---------------------------------------------------------------------------------------
Lars Pearl                         Age 44, President and Director since March 15, 2004.
1 Edith Place, Coolum Beach,
Queensland, Australia 4573
---------------------------------------------------------------------------------------
Robert Biagioni                    Age 50, Director since May 29, 2006
336 West 19th Street,
North Vancouver, B.C.,
Canada, V7M 1X8
---------------------------------------------------------------------------------------
Waldemar K. Mueller                Age 56, Director since March 15, 2004.
40 Ruffian Loop, Willetton,
Western Australia, Australia 6155
---------------------------------------------------------------------------------------
Robert Ian Rigg                    Age 52, Director since May 29, 2006
21 - 4957 Marine Drive,
West Vancouver, B.C.,
Canada, V7W 2P5
---------------------------------------------------------------------------------------
Agustin Gomez de Segura            Age 52, Director since April 17, 1998.
2 Tvezskaya - Yamskaya 54,
Moscow, Russia
---------------------------------------------------------------------------------------

     The following is a description of the employment history for each of our directors and officers for the last five years:

LARS PEARL               Contact Resources Limited, Western Australia, technical consultant
                         (2005 to 2006); self employed as a geological consultant (1994 to present)

ROBERT BIAGIONI          Canadian Chartered Accountant (British Columbia); President and
                         Chief Executive Officer of the Corus Financial Group, 1986 to present, provides financial and operational consulting services in the United
                         States of America and Canada primarily in the real estate, technology and manufacturing sectors. President, Chief Executive Officer and
                         Director of Katie Gold Corp. from January 2005 to April 2006.

WALDEMAR MUELLER         Geologist, Chairman and Managing Director of Kiintas Mining
                         Management PTY Ltd. (1998 to present). Vice President Exploation Lalo
                         Ventures, Canada (January to November 2004). Director of Central Asia
                         Resources, Western Australia, from March 2006 to present.

ROBERT IAN RIGG          Canadian Chartered Accountant (British Columbia); Vice President of
                         Mass Financial Corporation (a 2006 spin-off of the financial assets of
                         KDH Humboldt Wedag Ltd., formerly MFC Bankcorp Ltd.) from
                         2002 to present, responsible for the management of a cobalt refinery in Uganda, zinc alloy facilities in England and Slovakia and two aluminum rolling mills in Germany. Between 1999 and 2003 he was a
                         Director, Vice-President and Chief Financial Officer of Mercer
                         International Inc.

AGUSTIN GOMEZ DE SEGURA  Director of the Delta Capital, an investment company in Liechtenstein from April 1999 to present, Director and President Eurasia Gold
                         Fields, Inc. November 1997 to present. Director and President of Soil
                         Biogenics Limited July 2003 to present.

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


                                            Cigma Metals Corporation
                                            ------------------------
                                            Registrant


Date: January 19, 2007                     BY:  /s/ Lars Pearl
      ----------------                          --------------
                                                    Lars Pearl
                                                    Director and President

Date: January 19, 2007                     BY:  /s/ Waldemar Mueller
      ----------------                          --------------------
                                                    Waldemar Mueller
                                                    Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2007                     BY:  /s/ Lars Pearl
      ----------------                          --------------
                                                    Lars Pearl
                                                    Director and President

Date: January 19, 2007                     BY:  /s/ Waldemar Mueller
      ----------------                          --------------------
                                                    Waldemar Mueller
                                                    Director