Form 10KSB/A
period 2005-12-31
CIGMA METALS CORP
filed 2007-02-01
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934
                   For the Fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934
         For the transition period from                to
                                       ---------------    --------------

                       Commission file number     0-27355

CIGMA  METALS  CORPORATION
(Name  of  small  business  issuer  in  its  charter)

Florida                                                      98-0203244
(State or other jurisdiction                                  (I.R.S.
 of incorporation or organization)                  Employer Identification No.)

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

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Stockholders'  Equity

Consolidated  Statements  of  Cash  Flows

Notes  to  Consolidated  Financial  Statements


                                      F 1

                                             Partnership of:
        DALE MATHESON        Robert J. Burkart Inc.    James F. Carr-Hilton Ltd.
  CARR-HILTON LABONTE        Alviri F. Dale Ltd.       Peter J. Donaldson Inc.
---------------------        Winfred A. Jacobson Inc.  Reginald J. LaBonte Ltd.
CHARTERED ACCOUNTANTS        Fraser G. Ross Ltd.       Brian A. Shaw Inc.
                             Anthony L. Soda Inc.


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

                                               DALE MATHESON CARR-HILTON LABONTE

                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
April 11, 2006, except for Note 11 which is dated September 7, 2006


A MEMBER OF MGI INTHERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS

Vancouver       Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada
                V6E 4G1, Tel: 604 687 4747 - Fax: 604 689 2778 - Main Reception

Vancouver       Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada
                V6E 4G1, Tel: 604 687 4747 - Fax: 604 687 4216


                                      F 2

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


Vancouver, Canada,                       /s/ "ERNST & YOUNG LLP"
August 15, 2005.                         Chartered Accountants


                        A Member of Ernst & Young Global


                                      F 3

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CIGMA METALS CORPORATION AND SUBSIDIARIES ('THE COMPANY"
(AN EXPLORATION STAGE COMPANY)

We have audited the consolidated statements of stockholders' equity, operations and cash flows of CIGMA METALS CORPORATION AND SUBSIDIARIES (an exploration stage company) for the cumulative period from January 13, 1989 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the change in the Company's stockholders' equity, and the results of its operations and cash flows for the cumulative period from January 13, 1989 (inception) to December 31, 2003 in conformity with generally accepted accounting principles in the United States.

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


Vancouver, Canada                     /s/ "MOORE STEPHENS ELLIS FOSTER LTD"
     October 8, 2004.                 Chartered Accountant


                        A Member of Ernst & Young Global


                                      F 4

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Balance Sheets
December 31, 2005 and 2004
(Expressed in U.S. Dollars)
(Restated - See Note 11)
-------------------------------------------------------------------------------
                                                    December 31    December 31
                                                           2005           2004
-------------------------------------------------------------------------------
ASSETS
Current
  Cash                                             $    250,170   $    311,845
  Other receivables                                           -          6,211
  Available-for-sale securities (Note 3)                181,797        248,104
-------------------------------------------------------------------------------
Total assets                                       $    431,967   $    566,160
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable and accrued liabilities         $     26,894   $     17,722
  Accounts payable - related party (Note 7)              16,986          4,000
-------------------------------------------------------------------------------
Total current liabilities                                43,880         21,722
-------------------------------------------------------------------------------

Stockholders' Equity
Common stock  (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    30,700,000 (2004 - 28,000,000) common shares          3,070          2,800
Additional paid in capital                            2,048,530        698,800
Common stock subscriptions (Note 10)                    300,000      1,000,000
Accumulated deficit during the exploration stage     (1,963,513)    (1,075,289)
Accumulated other comprehensive (loss)                        -        (81,873)
-------------------------------------------------------------------------------

Total stockholders' equity                              388,087        544,438
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity         $    431,967   $    566,160
===============================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Note 4)

    The accompanying notes are an integral part of these consolidated financial statements.


                                      F 5

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Restated - See Note 11)
                                                              Cumulative
                                                              January 13            Year            Year
                                                        1989 (inception)           Ended           Ended
                                                         to December 31,    December 31,    December 31,
                                                                    2005            2005            2004
---------------------------------------------------------------------------------------------------------
Expenses
  Administrative and general                            $        178,517   $      32,985   $      49,964
  Exploration costs (Note 4)
    - HaldeyGold Project - partnership                           564,395         202,795         361,600
    - HaldeyGold Project - other                                 128,357          18,226          46,706
    - Tugojakovks Project                                        124,371         124,371               -
  Interest and bank charges                                        7,819           4,219           2,257
  Professional fees                                              205,350          51,211          50,116
  Property investigation costs                                   101,754          69,608          32,146
  Salaries and consulting fees                                   411,716         145,396          79,533
---------------------------------------------------------------------------------------------------------
Loss before other items                                       (1,722,279)       (648,811)       (622,322)
---------------------------------------------------------------------------------------------------------

Other income (loss)
  Write-down of available-for-sale securities (Note 3)          (148,180)       (148,180)              -
  Write-down of investment in
    partnership interest (Note 4)                               (132,634)        (94,234)        (38,400)
  Interest income                                                 39,580           3,001           3,691
---------------------------------------------------------------------------------------------------------
Total other income (loss)                                       (241,234)       (239,413)        (34,709)
---------------------------------------------------------------------------------------------------------

Net loss                                                $     (1,963,513)  $    (888,224)  $    (657,031)
=========================================================================================================

Basic and diluted loss per share                                           $       (0.03)  $       (0.02)
=========================================================================================================
Weighted average number of
common shares outstanding                                                     28,927,198      28,000,000
=========================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.


                                      F 6

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
JANUARY 13, 1989 (INCEPTION) TO DECEMBER 31, 2005
(EXPRESSED IN U.S. DOLLARS)
(Restated - See Note 11)
                                                                                         Deficit
                                                                                       Accumulated     Accumulated
                                                        Additional       Common        During the         Other
                                    Common     stock     Paid-In          Stock        Exploration    Comprehensive
                                    Shares    Amount     Capital      Subscriptions       Stage        Gain (Loss)       Total
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  for services on August 2, 1989   2,000,000  $   200  $       800   $            -   $          -   $            -   $    1,000
Net loss for the period                    -        -            -                -         (1,000)               -       (1,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
  1991 to 1997                     2,000,000      200          800                -         (1,000)               -            -
Issuance of stock for
  mineral property rights
  on April 2, 1998                12,000,000    1,200         (600)               -              -                -          600
Net loss for the year                      -        -            -                -           (600)               -         (600)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        14,000,000    1,400          200                -         (1,600)               -            -
Issuance of common stock
  for cash on  March 31, 1999     14,000,000    1,400      698,600                -              -                -      700,000
Net loss for the year                      -        -            -                -       (141,392)               -     (141,392)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        28,000,000    2,800      698,800                -       (142,992)               -      558,608
Net loss for the year                      -        -            -                -       (211,182)               -     (211,182)
Unrealized losses on
  available for sale securities            -        -            -                -              -          (77,734)     (77,734)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        28,000,000    2,800      698,800                -       (354,174)         (77,734)     269,692
Net loss for the year                      -        -            -                -        (25,510)               -      (25,510)
Unrealized losses on
  available for sale securities            -        -            -                -              -          (17,803)     (17,803)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        28,000,000    2,800      698,800                -       (379,684)         (95,537)     226,379
Net loss for the year                      -        -            -                -        (20,943)               -      (20,943)
Unrealized gain on
  available for sale securities            -        -            -                -              -           48,407       48,407
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002        28,000,000    2,800      698,800                -       (400,627)         (47,130)     253,843
Net loss for the year                      -        -            -                -        (17,631)               -      (17,631)
Unrealized losses on
  available for sale securities            -        -            -                -              -           (3,723)      (3,723)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003        28,000,000    2,800      698,800                -       (418,258)         (50,853)     232,489
Common stock to be issued                  -        -            -        1,000,000              -                -    1,000,000
Net loss for the year                      -        -            -                -       (657,031)               -     (657,031)
Unrealized losses on
  available for sale securities            -        -            -                -              -          (31,020)     (31,020)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004        28,000,000    2,800      698,800        1,000,000     (1,075,289)         (81,873)     544,438
Issuance of common stock
  for cash on May 20, 2005         2,000,000      200      999,800       (1,000,000)             -                -            -
Issuance of common stock
  for cash on December 13, 2005      700,000       70      349,930                -              -                -      350,000
Common stock to be issued                  -        -            -          300,000              -                -      300,000
Recognition of other than
  temporary decline in
  market value of available-
  for-sale securities                      -        -            -                -              -           81,873       81,873
Net loss for the year                      -        -            -                -       (888,224)               -     (888,224)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005        30,700,000  $ 3,070  $ 2,048,530   $      300,000   $ (1,963,513)  $            -   $  388,087
=================================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.


                                      F 7

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
                                                                           January 13            Year            Year
                                                                     1989 (inception)           Ended           Ended
                                                                      to December 31,    December 31,    December 31,
                                                                                 2005            2005            2004
----------------------------------------------------------------------------------------------------------------------
Net loss for the period                                              $     (1,963,513)  $    (888,224)  $    (657,031)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - issuance of common stock for mineral property rights                          600               -               -
  - issuance of common stock for services rendered                              1,000               -               -
  - partnership exploration costs                                             564,395         202,795         361,600
  - write-down of investment in partnership interest                          132,634          94,234          38,400
  - accumulated losses on available for sale securities                       148,180         148,180               -
  Changes in working capital assets and liabilities
  - decrease (increase) in other receivables                                        -           6,211          (6,211)
  - increase (decrease) in accounts payable and accrued liabilities            43,880          22,158         (25,016)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (1,072,824)       (414,646)       (288,258)
----------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                              (329,977)              -               -
  - investment in partnership interest                                       (697,029)       (297,029)       (400,000)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (1,027,006)       (297,029)       (400,000)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common shares for cash                                      2,050,000         650,000               -
  - shares subscribed                                                         300,000               -       1,000,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   2,350,000         650,000       1,000,000
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the period                                    250,170         (61,675)        311,742
Cash, beginning of period                                                           -         311,845             103
----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $        250,170   $     250,170   $     311,845
======================================================================================================================

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
--------------------------------------------------------------------------------

                                                                                                        Net
                                                                          Gross        Gross        Accumulated
                                                                       Unrealized    Unrealized    Unrecognized     Market
                                                               Cost       Gains       (Losses)    Gains (Losses)     Value
                                                                $           $            $               $             $
----------------------------------------------------------------------------------------------------------------------------
December 31, 2003, equity securities                          329,977      122,013     (172,866)         (50,853)   279,124
Change during the year                                              -       48,516      (79,536)         (31,020)   (31,020)
----------------------------------------------------------------------------------------------------------------------------
December 31, 2004, equity securities                          329,977      170,529     (252,402)         (81,873)   248,104
Change during the year                                              -        2,966      (69,273)               -    (66,307)
Recognition of other than temporary decline in market value         -            -            -           81,873          -
----------------------------------------------------------------------------------------------------------------------------
December 31, 2005, equity securities                          329,977      173,495     (321,675)               -    181,797
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


                                      F 16

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


                                      F 17

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

----------------------------------------------------------------------------------
                              December 31, 2005                 December 31, 2005
                                 As Reported       Adjustment      As Restated
                                      $                $                $
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


                                      F 18

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 11 - RESTATEMENT (CONTINUED)
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                   December 31, 2004                  December 31, 2004
                                      As Reported       Adjustment       As Restated
                                           $                $                 $
--------------------------------  -------------------  ------------  -------------------
Balance Sheet
--------------------------------  -------------------  ------------  -------------------
  Common shares                                1,400         1,400                2,800
--------------------------------  -------------------  ------------  -------------------
  Additional paid in capital                 700,200        (1,400)             698,800
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                     Year ended                         Year Ended
                                  December 31, 2005    Adjustment    December 31, 2005
--------------------------------  -------------------  ------------  -------------------
Basic and diluted loss per share  $            (0.06)  $      0.03   $            (0.03)
--------------------------------  -------------------  ------------  -------------------
Weighted average number of
  common shares outstanding               14,163,599    14,163,599           28,927,198
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                     Year ended                         Year Ended
                                  December 31, 2004    Adjustment    December 31, 2004
--------------------------------  -------------------  ------------  -------------------
Basic and diluted loss per share  $            (0.05)  $      0.03   $            (0.02)
--------------------------------  -------------------  ------------  -------------------
Weighted average number of
  common shares outstanding               14,000,000    14,000,000           28,000,000
----------------------------------------------------------------------------------------

In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements.


                                      F 19

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

Name and Address                          Age and Position
---------------------------------------------------------------------------------------
Lars Pearl                         Age 44, President and Director since March 15, 2004.
1 Edith Place, Coolum Beach,
Queensland, Australia 4573
---------------------------------------------------------------------------------------
Robert Biagioni                    Age 50, Director since May 29, 2006
336 West 19th Street,
North Vancouver, B.C.,
Canada, V7M 1X8
---------------------------------------------------------------------------------------
Waldemar K. Mueller                Age 56, Director since March 15, 2004.
40 Ruffian Loop, Willetton,
Western Australia, Australia 6155
---------------------------------------------------------------------------------------
Robert Ian Rigg                    Age 52, Director since May 29, 2006
21 - 4957 Marine Drive,
West Vancouver, B.C.,
Canada, V7W 2P5
---------------------------------------------------------------------------------------
Agustin Gomez de Segura            Age 52, Director since April 17, 1998.
2 Tvezskaya - Yamskaya 54,
Moscow, Russia
---------------------------------------------------------------------------------------

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

WALDEMAR MUELLER     Geologist, Chairman and Managing Director of Kiintas Mining
               Management PTY Ltd. (1998 to present). Vice President Exploration Lalo Ventures, Canada (January to November 2004). Director of Central Asia Resources, Western Australia, from March 2006 to present.

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


ITEM  10.  EXECUTIVE  COMPENSATION.

(A)     General

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

-------------------------------------------------------------------------------------------------------------
                               Annual Compensation               Long-Term Compensation
                               --------------------------------  --------------------------------------------
                                                                 Awards                    Payments
                                                                 ------------------------  ------------------
                                                                              Securities
                                                                                Under-                 All
                                                  Other Annual   Restricted      Lying                other
                                                     Compen-        Stock      Options/      LTIP    Compen-
     Name And           Year   Salary   Bonuses      Sation       Award(s)       SARs      Payouts    sation
Principal Position               ($)      ($)          ($)           ($)          (#)        ($)       ($)
       (a)               (b)     (c)      (d)          (e)           (f)          (g)        (h)       (i)
----------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
Lars Pearl               2005   72,000       -0-            -0-  None         None         None           -0-
 President and          -----  -------  --------  -------------  -----------  -----------  --------  --------
 Director                2004   42,000       -0-            -0-  None         None         None           -0-
                        -----  -------  --------  -------------  -----------  -----------  --------  --------
                         2003      -0-       -0-            -0-  None         None         None           -0-
----------------------  -----  -------  --------  -------------  -----------  -----------  --------  --------
Waldemar K. Mueller      2005   48,000       -0-            -0-  None         None         None           -0-
 Vice-President and     -----  -------  --------  -------------  -----------  -----------  --------  --------
 Director                2004   12,000       -0-            -0-  None         None         None           -0-
                        -----  -------  --------  -------------  -----------  -----------  --------  --------
                         2003      -0-       -0-            -0-  None         None         None           -0-
-------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------
                        Option/SAR Grants in Last Fiscal Year
                                 (Individual Grants)
------------------------------------------------------------------------------------
                                      Percent Of
                       Number of    Total Options/
                       Securities    SARs Granted
                       Underlying    To Employees     Exercise Or
                      Option/SARs      In Fiscal      Base Price    Expiration Date
       Name           Granted (#)        Year           ($/Sh)          (M/D/Y)
        (a)               (b)             (c)             (d)             (e)
--------------------  ------------  ---------------  -------------  ----------------
Lars Pearl            None                       0%  $           0
--------------------  ------------  ---------------  -------------  ----------------
Waldemar K. Mueller   None                       0%  $           0
------------------------------------------------------------------------------------

Note  1.     No  options  were  awarded  in  either  Fiscal 2005 or Fiscal 2004.

(C)          Aggregated  Option/SAR  Exercises  and  Fiscal  Year-End Option/SAR
Value  Table

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------
                                                 Number of
                                                 Securities         Value Of
                                                 Underlying       Unexercised
                                                Unexercised       In-The-Money
                         Shares                 Options/SARs      Options/SARs
                        Acquired      Value    At FY-End ($)   At FY-End ($2.85)
                      On Exercise   Realized    Exercisable/      Exercisable/
Name                      (#)          ($)     Unexercisable     Unexercisable
(a)                       (b)          (c)          (d)               (e)
--------------------  ------------  ---------  --------------  ------------------
Lars Pearl            None          None       None            $                0
--------------------  ------------  ---------  --------------  ------------------
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

(A)     Security  Ownership  of  Certain  Beneficial  Owners

-------------------------------------------------------------------------------------------------
                NAME AND ADDRESS OF                           AMOUNT AND        PERCENTAGE OF
                 Beneficial Owner                             NATURE OF             CLASS
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

                                     Cigma Metals Corporation
                                     ------------------------
                                     Registrant

Date: January  30,  2007          BY: /s/ Lars Pearl
      ------------------              --------------
                                          Lars Pearl
                                          Director and President


Date: January  30,  2007          BY: /s/ Waldemar Mueller
      ------------------             ----------------------
                                          Waldemar Mueller
                                          Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January  30,  2007          BY: /s/ Lars Pearl
      ------------------              ---------------
                                          Lars Pearl
                                          Director and President


Date: January  30,  2007          BY: /s/ Waldemar Mueller
      ------------------             ----------------------
                                          Waldemar Mueller
                                          Director