Form 10KSB
period 2006-12-31
CIGMA METALS CORP
filed 2007-06-15
CIK 1083410

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X]   ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF  1934
                   For the Fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                    Commission file number    0-27355

CIGMA  METALS  CORPORATION
(Name  of  small  business  issuer  in  its  charter)

Florida                                               98-0203244
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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO []

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part 111 of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [ ]  NO  [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days. $15,435,000 as of May 30, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 39,500,000 shares of common stock were outstanding as of datelstransMonth5Day30Year2007May 30, 2007 (December 31, 2006 - 39,500,000).

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

These statements appear in a number of places in this prospectus and include statements regarding our intent, belief or current expectations, those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. Although we believe that the expectations reflected in the forward-looking statement are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The accompanying information contained in this annual report, including the information discussed under the headings Item 1. "Business," Item 2. "Properties," Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7. "Financial Statements" and Item 12 "Certain Relationships and Related Transactions" identify important factors that could adversely affect actual results and performance. All forward looking statements attributable to us are expressly qualified in their entirety by the cautionary statement appearing above.

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


ITEM  1. BUSINESS.

(A)     GENERAL.

We were incorporated under the laws of the State of Florida on January 13, 1989 as "CIGMA VENTURES CORPORATION". On April 17, 1999 we changed our name to Cigma Metals Corporation and are in the business of location, acquisition, exploration and, if warranted, development of mineral properties. Through our Russian subsidiary, we are engaged in the exploration of gold and silver mining properties located in the Russian Federation and has not yet determined whether our properties contain mineral reserves that may be economically recoverable.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our continued operations and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of our interest in the underlying properties, our ability to obtain necessary financing to complete the development and upon future profitable production.

Since 1999 we have acquired and disposed of a number of properties. We have not been successful in any of our exploration efforts to establish reserves on any of the properties that we owned or in which we have or have had an interest.

We currently have interest in three properties none of which contain any reserves. Please refer to "Item 2. Description of Property" We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will dependent on future financings in order to maintain our operations and continue our exploration activities.

Our principal and technical office is located at 1 Edith, Coolum Beach, Queensland, 4573, Australia. The telephone number is (+61) 4111-56177. We conduct our exploration and property acquisition activities through the Coolum Beach office.

(B)     SIGNIFICANT  DEVELOPMENTS  IN  FISCAL  2006  AND  SUBSEQUENT  EVENTS

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

On January 25, 2007, the Company signed an agreement with Eureka Mining Plc, a company registered in Great Britain, to purchase an interest in the Dostyk Limited Liability Partnership from Eureka Mining Plc. The Dostyk Limited Liability Partnership holds a licence to explore the Maykubensk area in the Pavlodar Oblast of the Republic of Kazakhstan for gold and base metals. Under the terms of the agreement: (1) the Company acquired a 51% interest in the partnership in exchange for contributing $300,000 in the first half of 2007
(paid) to the Charter Capital of the Partnership; (2) the Company is committed to finance the partnership's exploration expenditures in the second half of 2007 by providing $700,000 in order to obtain an additional 20% of the partnership; and (3) the Company is committed to finance the partnership's exploration expenditures in 2008 by providing $1,000,000 in order to obtain an additional 19% interest in the partnership. Eureka Mining Plc's ownership interest in the partnership cannot be reduced below 10%. The Company paid a finders' fee of 200,000 common shares of the Company to a third party with respect to the agreement.

(C)     EXPLORATION AND DEVELOPMENT

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

During 2006 we concentrated our exploration activities on examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation.

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

In 2003, within Verkhnekamensk area, a litho-chemical survey was carried out and a geophysical campaign was completed within an area of 13.1 km2 (200x50 metres). Geophysical studies included magnetic surveys, electric prospecting by symmetric electric profiling and natural field methods (IP and SP). Collected samples were analyzed by the spectral method and the gold chemical spectrum method. Results of litho-chemical and geophysical studies made it possible to contour the areas prospective for gold mineralisation.

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

Total exploration expenditures incurred by the Company during 2006 on the Haldeevskaja joint venture amounted to $289,833 (2005 - $297,029). The funds were spent on the Verkhnekamenski Prospect, and the Suchorechenski Prospect.

In 2006 Cigma continued its exploration program on Haldeiskaja project area targeting geochemical gold anomalies on the Semiluzhenskoye, Verkhnekamensk and Sukhorechenskoye prospects. Due to numerous gold anomalies spread over a large area the company focussed on only a few of the anomalies and several targets remain untested. However shallow core drilling down to 30-50m supported by diamond drilling to a depth of 150-200m have confirmed presence of large areas of hydrothermal alteration and intensive pyritization in host black shales at the Verkhnekamensk and Sukhorechenskoye prospects. Preliminary mineralogical study has outlined sporadic gold signs in the upper part of the oxidation zone. In 2007 Cigma will focus on detailed exploration of the mineralised zones discovered in 2006.

Exploration expenses on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $329,450 during the year 2006 (2005 - $124,371).

Geological data interpreted from previous work within the Tugojakovsk license area has resulted in the outlining of two large anomalous geochemical fields considered prospective for gold mineralisation. The anomalous areas are the Baturino occurrence in the west of the project area and the Larinsk anomaly in the mid south, interpreted to be above a rising granitic pluton. Gold grades within the anomalous hydro-geochemical fields varied from 0.022 to 1.16 microgram Au/litre, and in the litho-chemical (soil) results from 0.05 to 0.49 g Au/t.

(D)     EMPLOYEES

Cigma employed 2 full time persons (December 31, 2006 - 2) and 3 part time employees (December 31, 2006 - 3) as of May 30, 2007, none of whom were covered by collective bargaining agreements. We consider our relationship and that of our subsidiaries with our employees and contractors to be satisfactory. During 2006, 2005 and 2004 there were no strikes or walkouts by any of our employees.

(E)     RISK  RELATED  TO  OUR  BUSINESS,  PROPERTY  AND  INDUSTRY

WE ARE AN EXPLORATION STAGE COMPANY WITH NO HISTORY OF OPERATIONS, WHICH HAS INCURRED SUBSTANTIAL LOSSES AND, THEREFORE, THERE IS A STRONG LIKELIHOOD THAT WE MAY FAIL.

Due to the fact that we have not commenced any business operations, we have no operating history upon which to evaluate the likelihood that our business will be successful. We have never earned any revenues. In addition, we have incurred net losses of approximately $3,509,130 for the period from our inception (January 13, 1989) through December 31, 2006 and, based upon current plan of operation, we expect that we will incur losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such companies. We are subject to all of the risks inherent to a new business enterprise, such as established bank relationships, limited capital resources, lack of manpower, and possible cost overruns. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of our properties.

BECAUSE WE DO NOT HAVE ANY REVENUES, WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2006 and 2005 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have never generated revenues and we have never been profitable. Prior to completing exploration on our mineral properties, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our properties, we will fail and you may lose all or a portion of your investment.

NONE OF THE PROPERTIES IN WHICH WE HAVE AN INTEREST OR THE RIGHT TO EARN AN INTEREST HAVE ANY KNOWN RESERVES.

We currently have an interest or the right to earn an interest in three properties, none of which have any known reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

WE ARE SUBJECT TO ALL THE RISKS INHERENT TO MINERAL EXPLORATION, WHICH MAY HAVE AN ADVERSE AFFECT ON OUR BUSINESS OPERATIONS.

We are subject to the numerous risks and hazards inherent to the mining industry including, without limitation, the following:

     - mineral exploration is subject to substantial operating hazards some of which are not insurable or may not be insured due to economic considerations;

     -    interruptions  caused  by  adverse  weather  conditions;

     - unforeseen limited sources of supplies may resulted in shortages of materials, equipment and availability of experienced manpower. The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

BECAUSE WE HAVE NOT COMMENCED PRELIMINARY EXPLORATION OF OUR PROPERTIES, WE FACE A HIGH RISK OF BUSINESS FAILURE AND THIS COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

We have not begun the initial stages of exploration of our properties, and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-KSB. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unsuccessful in addressing these risks, our business will likely fail and you may lose all or a portion of your investment.

IT IS POSSIBLE THAT OUR TITLE FOR THE PROPERTIES IN WHICH WE HAVE AN INTEREST WILL BE CHALLENGED BY THIRD PARTIES.

We have not obtained title insurance for our properties. It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may loose our interest in such properties.

OUR FAILURE TO COMPETE WITH OUR COMPETITORS IN THE MINERAL EXPLORATION INDUSTRY FOR FINANCING, ATTRACTING MINING CLAIMS, AND FOR QUALIFIED MANAGERIAL AND TECHNICAL EMPLOYEES WILL CAUSE OUR BUSINESS OPERATIONS TO SLOW DOWN OR BE SUSPENDED.

Our competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS APPLICABLE TO OUR OPERATIONS MAY ADVERSELY AFFECT OUR CAPITAL LIQUIDITY.

All phases of our operations in the Russian Federation and Kazakhstan, where the properties are located, will be subject to environmental regulations. Environmental legislation in the Russian Federation and Kazakhstan are evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if the mining claims are not restored to their original condition upon termination of our activities.

AS WE ARE AN EXPLORATION STAGE COMPANY WITH LIMITED ASSETS, ACCORDINGLY WE MAY NOT HAVE THE FUNDS REQUIRED TO FULLY IMPLEMENT OUR BUSINESS PLAN AND WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Substantial expenditures are required to conduct exploration activities and to establish ore reserves through drilling. Even if our results of exploration are encouraging, we will require additional funds to complete our exploration activities. It is possible that we will be unable to obtain additional financing. Failure to obtain such financing would preclude us from continuing our exploration activities.

Moreover, we may, in the future, be unable to meet our share of costs incurred under agreements to which we are a party and we may have our interests in the properties subject to such agreements reduced as a result. Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the costs required to complete the recommended programs.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you may lose all or a portion of your investment.

OUR EXECUTIVE OFFICERS DEVOTE AND WILL CONTINUE TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO OUR BUSINESS ACTIVITIES.

Mr. Pearl, our president, chief executive officer and chief financial officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business. As we expand our activities, a need for full time management may arise. In such an event, should Mr. Pearl be unwilling to dedicate more of his time to our business or fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

OUR DIRECTORS MAY FACE CONFLICTS OF INTEREST IN CONNECTION WITH OUR PARTICIPATION IN CERTAIN VENTURES BECAUSE THEY ARE DIRECTORS OF OTHER MINERAL RESOURCE COMPANIES.

Messrs. Pearl, Mueller and Gomez de Segura, who serve as our directors, may also be directors of other companies (including resource exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors' conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral resources companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors' other companies for which the directors may deem the projects to have a greater benefit.

OUR FUTURE PERFORMANCE IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL, LOSS OF WHICH WOULD ADVERSELY AFFECT OUR SUCCESS AND GROWTH.

Our performance is substantially dependent on performance of our senior management. In particular, our success depends on the continued efforts of Mr. Pearl. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

THE VALUE AND TRANSFERABILITY OF OUR SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR OUR SHARES.

There is currently only a limited trading market for our common stock on the Pink Sheets. This may make it more difficult for you to sell your stock if you so desire.

OUR COMMON STOCK IS A PENNY STOCK AND BECAUSE "PENNY STOCK" RULES WILL APPLY, YOU MAY FIND IT DIFFICULT TO SELL THE SHARES OF OUR COMMON STOCK YOU ACQUIRED IN THIS OFFERING.

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

FUTURE  SALES  OF  SHARES  BY  US  MAY  REDUCE  THE  VALUE  OF  OUR  STOCK.

If required, we will seek to raise additional capital through the sale of our common stock. Future sales of shares by us could cause the market price of our common stock to decline and may result in further dilution of the value of the shares owned by our stockholders.

ITEM  2. DESCRIPTION  OF  PROPERTY.

RUSSIAN  FEDERATION
-------------------

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

Geology of Haldeevskaya area is represented by the mid Devonian volcanogenic-sedimentary sediments of the Mitrofan suite, terrigenous ("black shale") sediments of the Jurginsk, Pachinsk, Salamat suites of upper Devonian, and the Yarsk, Lagernosadsk stratus of the lower Carboniferous age. The rock formations are deformed into the linear folds with the north-north-eastern strike and they are cut by the series of longitudinal, lateral and diagonal fractures of different type and order. The area is located at the front zone of the Tomsk thrust above the granitoid intrusions that are inferred by geophysics. Dolerite and Monzonite dikes intrude Paleozoic rocks forming the series of dike zones with a north-western trend with an echelon-like arrangement of some dikes and their groups. Mineralisation is focussed into areas associated with the thrusting. Towards the end of 19th and first half of the 20th centuries the region was one of the most prolific gold mining spots in Russia. The coarse gold was panned from the Tom river and the numerous drainage systems around the city of Tomsk. In late 1980 Geosphera made its first gold discoveries in hard rock. As a result of the geochemical and geophysical surveys a series of 6 highly prospective gold soil anomalies have been outlined Of the 6 large anomalies the area currently considered the most perspective are the Semiluzhenskoye, Verkhnekamensk and Sukhorechenskoye prospects. The Verkhnekamensk anomaly is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by Cigma, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometres with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralisation. The first diamond drilling program has outlined vast areas of hydrothermal alteration, preliminary mineralogical investigations have discovered free gold in drill core from the upper part of the mineralization zone.

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

During the year 2006, we evaluated the detailed soil-geochemistry data and exploration data obtain from our 2005 work programs on the Tugojakovsk property and a series of drill holes were designed to test the continuity of the previously acquired drill data. Drilling on the Tugojakovsk property highlighted a series of folded sedimentary units. Mineralisation is associated with metasomatic alteration and quartz veining, with quartz veins assaying up to 6g/t. Preliminary data interpretation results lead to conclusion that the drill holes conducted in 2005 have intercepted most southern flank of wide (up to 300m) mineralization system. Cigma will be focused in 2007 exploring northern extension of Baturinsk gold-mineralized zones.

REPUBLIC  OF  KAZAKHSTAN
------------------------

DOSTYK  AREA,  PAVLODAR  OBLAST

The Dostyk property covers and area of 14,000 square kilometers, in northern Kazakhstan in a region which has been producing gold and base metals for decades including Zinc, Copper, Nickel, Lead and Gold in various geological environments. Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives. Currently, over 130 known mineral occurrences occur on the property, and the Company has selected 5 targets as the focus of the 2007 exploration campaign. The area has a well-developed infrastructure including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighboring Russia.


ITEM  3. LEGAL  PROCEEDINGS

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against it.


ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM  5. MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

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

------------------------------------------------------------------------------
             First Quarter    Second Quarter   Third Quarter   Fourth Quarter
             --------------  ----------------  --------------  ---------------
2007 - High  $        0.900  $      0.600 (1)               -                -
-----------  --------------  ----------------  --------------  ---------------
2007 - Low   $        0.520  $      0.450 (1)               -                -
-----------  --------------  ----------------  --------------  ---------------
2006 - High  $        1.270  $         1.600   $        1.250  $         1.010
-----------  --------------  ----------------  --------------  ---------------
2006 - Low   $        0.575  $         0.850   $        0.870  $         0.750
-----------  --------------  ----------------  --------------  ---------------
2005 - High  $        1.525  $         1.575   $        1.550  $         1.426
-----------  --------------  ----------------  --------------  ---------------
2005 - Low   $        1.350  $         1.450   $        1.000  $         1.010
-----------  --------------  ----------------  --------------  ---------------
2004 - High  $        1.125  $         1.125   $        1.450  $         1.500
-----------  --------------  ----------------  --------------  ---------------
2004 - Low   $        0.505  $         0.750   $        0.655  $         0.725
------------------------------------------------------------------------------

Our stock is also quoted in the Frankfurt Exchange under the symbols "C9K.FSE," and "C9K.stocktickerETR".

(1) The high and low bid prices for our Common Stock for the Second Quarter of 2007 were for the period April 1 to May 30, 2007

On May 22, 2007 the closing price of our common stock as reported on the Pink Sheets was $0.45. As of May 30, 2007, we had 14 stockholders of record.

As of the May 30, 2007, we have 800,000 common shares reserved for issuance under our Stock option plan.

We have issued securities in the manner set forth below without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2005.

No securities were issued during the fourth quarter of 2006.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2006.

DIVIDEND  POLICY

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. Our board of directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(A)     GENERAL

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

We had no revenues during Fiscal 2006 and Fiscal 2005. Funds raised in Fiscal 2006 and Fiscal 2005 were used for exploration of our properties and general administration.

(B)     RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2006 ("FISCAL 2005") VERSUS YEAR ENDED DECEMBER 31, 2005 ("FISCAL 2005")

For the year ended December 31, 2006 we recorded a loss of 1,545,617 or $0.04 per share, compared to a loss of $888,224 ($0.03 per share) in 2005.

General and administrative expenses - For the year ended December 31, 2006 we recorded total general and administrative expenses of $978,282 (2005 - $303,419). The 2006 amount includes professional fees - accounting $56,755 (2005
-  $10,193)  and  legal  $196,012 (2005 - $41,018). On December 1, 2006, 900,000
stock options were granted to directors at $0.88 per share. Stock based compensation expense of $366,844 is included in the 2006 management and consulting fees. The $366,844 was estimated using the

Black-Scholes option pricing model with an expected life of 2 years, a risk free rate of 4.52%, a dividend yield of 0.00%, and an expected volatility of 82%.

Exploration expenditures - For the year ended December 31, 2006, we recorded total exploration costs of $676,052 compared to $439,626 in 2005. Exploration expenses on the Haldeevskaya mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $289,833 (2005 - $297,029.

     The Company's investment in the HaldeyGold partnership interest is as follows:

------------------------------------------------------------------------------------------
                                               January 13,            Year            Year
                                          1989 (inception)           ended           ended
                                           to December 31,    December 31,    December 31,
                                                      2006            2006            2005
---------------------------------------  -----------------  --------------  --------------
Capital invested                         $        986,862   $     289,833   $     297,029
---------------------------------------  -----------------  --------------  --------------
Exploration costs incurred                       (796,261)       (231,866)       (202,795)
---------------------------------------  -----------------  --------------  --------------
                                                  190,601          57,967          94,234
                                         -----------------  --------------  --------------
Write-down of investment in partnership
interest                                         (190,601)        (57,967)        (94,234)
---------------------------------------  -----------------  --------------  --------------
Partnership interest at end of year      $              -   $           -   $           -
------------------------------------------------------------------------------------------

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $329,450 (2005 - $124,371).

--------------------------------------------------------------------------------------
                                           January 13,            Year            Year
                                      1989 (inception)           ended           ended
                                       to December 31,    December 31,    December 31,
                                                  2006            2006            2005
-----------------------------------  -----------------  --------------  --------------
Capital invested                     $        453,821   $     329,450   $     124,371
-----------------------------------  -----------------  --------------  --------------
Exploration costs incurred                   (453,821)       (329,450)       (124,371)
-----------------------------------  -----------------  --------------  --------------
Partnership interest at end of year  $              -   $           -   $           -
-------------------------------------=================================================

(C)     CAPITAL  RESOURCES  AND  LIQUIDITY

FISCAL  2006  VERSUS  FISCAL  2005

At December 31, 2006 the Company had cash of $3,082,432 (2005 - $250,170) and working capital of $3,193,826 (2005 - $388,087) respectively. Total liabilities as of December 31, 2006 were $54,915 (2005 - $43,880), an increase of $11,035.
During the twelve months ended December 31, 2006 the Company issued 8,800,000 (2005 - 2,700,000) common shares for cash of $4,300,000 of which $300,000 was received in December 2005. During the twelve months ended December 31, 2006 investing activities consisted of investment in partnerships $619,283 (2005 - $421,400).

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,545,617 from operating activities in 2006. The Company requires additional funds to meet its obligations and maintain its operations. We have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds

(presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

PLANS  FOR  YEAR  2007

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on exploration properties. There is, of course, no assurance that we will be able to do so.

We will concentrate our 2007 exploration activities on (1) the Haldeevskaya mineral exploration licence area and the Tugojakovsk mineral licence area located in the Tomsk Oblast region of the Russian Federation and the Dostyk license in the Pavlodar Oblast area of Kazakhstan (2) examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in the Russian Federation. Additional employees will be hired on a consulting basis as required by the exploration projects.

The 2007-exploration work program on the Haldeevskaya mineral exploration licence area will involve continued evaluation of the current drilling activities. The Company has agreed to finance the partnership exploration program in 2007 by providing $400,000 in funding. We will also evaluate data accumulated by previous workers in the area of a large antimony resource.

The antimony resource located in the Haldeevskaya licence area was delineated during a different exploration and cultural environment in the Soviet era and was never tested for gold. As these mineralised zones are considered to be quite extensive, exploration will include the antimony resource area as well as further test work on the Verkhnekamensk and surrounding anomalies. The black shales of the Haldeevskaya show a good correlation with elevated levels of antimony and elevated levels of gold.

We will conduct further surface exploration on the antimony resource area in order to plan our drilling programs so as to best target the previously reported mineralised zones. During the first half of 2007 the resulting drill data from 2006 will be evaluated and a geological model elucidated in preparation for future resource calculations.

We also intend to conduct further lithochemical studies, geological mapping, soil sampling to delineate geochemical anomalies, stream sediment sampling, ground geophysics surveys. Any anomalies will then be classified and prioritized for further future exploration.

During 2007 the exploration work program on the Tugojakovsk mineral exploration licence area will involve continued evaluation of the current drilling activities. The Company has agreed to finance the partnership exploration program in 2007 by providing $400,000 in funding. Limited previous exploration, including drilling, was and is concurrently being compared to lithologies gained from the current diamond drilling on the Baturino Anomaly. Comparisons of grades versus geochem and geophysical anomalies will be completed during the latter half of 2006, and further drilling, if warranted, will be planned to assist in the delineation of mineral resources considered to be primarily gold.

We also intend to follow up the high grade sampling results associated with the Larinsk anomaly, situated towards the centre of the property area. Previous sampling showed grades of up to 40 g/t Gold were associated with the black shales and the intrusion of a Doleritic dyke.

Data from initial investigations of the Larinsk anomaly begun in the second half of 2006 will be used to determine drilling targets in 2007.

The data compiled from the work on the Haldeevskaya mineral exploration licence and the Tugojakovsk mineral exploration licence areas will be used to determine whether: (i) further exploration is warranted; or (ii) whether certain claim blocks should be surrendered.

During the 2007 exploration season we intend to drill test 5 of the over 130 known mineral occurrences on the Dostyk property in northern Kazakhstan. The Company has agreed to finance the partnership exploration program in 2007 by providing $700,000 in funding. Exploration will test the depth and lateral extent of previously identified mineralisation. Initially drilling will focus on the Berezki target in the north western area of the property. The Berezki target is part of a large (6km x 2km) gold-copper-porphyry system consisting of three major prospects, Berezki, Quartzite Gorka and Karagandy-Ozek, which in turn include a number of other mineralization zones.

The Berezki target is characterized by three mineralization zones with a total length of over 4 km and widths ranging from 1 to 2 km. The zones are still open at depth and have been previously drill tested to depths over 350m. Significant mineralisation was recorded by previous diamond drill holes, and we are targeting these areas to test the validity and depth extensions. The results will be utilized to convert the previous resource estimates into a western compliant format to satisfy the Australian Joint Ore reserves committee code for reporting of mineral resources and ore reserves (the J.O.R.C. code). Concurrently an ongoing literature review will continue so as to better rank future targets for further exploration.

During 2007 all samples will be prepared onsite and the 200gram pulverized and homogenized fraction will then be then dispatched to a commercial laboratory approximately 250km from the project area. The Company attains to a strict code of QAQC (quality control) when handling and processing all samples.

All samples will undergo Atomic-absorption (AA) spectroscopy (AAS) assays for gold and spectral emission for a further 24 elements. The samples with elevated metal values will be then processed at the internationally accredited Alex Stuart Laboratory in Kyrgyzstan.

(D)     APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2006 consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2006 and 2005, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs related to site restoration programs are accrued over the life of the project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been an impairment, then we would be required to write-down the recorded value of its property, plant and equipment costs which would reduce our earnings and net assets.

(E)     RELATED  PARTY  TRANSACTIONS

For a description of our related party transactions, see the related notes to our financial statements appearing in Item 7. Financial Statements.

(F)     OFF-BALANCE  SHEET  ARRANGEMENTS  AND  CONTRACTUAL  OBLIGATIONS

We do not have any off-balance sheet arrangements or contractual obligations that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

(G)     QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.


ITEM  7.     FINANCIAL  STATEMENTS.

INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2006

                          Financial Statements                     Page
     Reports of Independent Registered Public Accounting Firm      F-2
     Consolidated Balance Sheets                                   F-3
     Consolidated Statements of Operations                         F-4
     Consolidated Statements of Stockholders' Equity               F-5
     Consolidated Statements of Cash Flows                         F-7
     Notes to Financial Statements                             F-8 to F-21

Financial  Statement  Schedules  *

*Financial  Statement  Schedules  have  been  omitted  as  not  applicable

               CIGMA  METALS  CORPORATION
               (An  exploration  stage  company)
               Consolidated  Financial  Statements
               (EXPRESSED  IN  U.S.  DOLLARS)
               December  31,  2006


               INDEX
               -----

               Report of Independent Registered Public Accounting Firm

               Consolidated  Balance  Sheets

               Consolidated  Statements  of  Operations

               Consolidated  Statement  of  Stockholders'  Equity

               Consolidated  Statements  of  Cash  Flows

               Notes  to  Consolidated  Financial  Statements

                                [Header Omitted]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Cigma Metals Corporation:

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (the "Company") (an exploration stage company) as at December 31, 2006 and 2005 and the consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the cumulative period from May 15, 1998 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from January 13, 1989 (inception) to December 31, 2004 were reported on by other auditors and reflect a total net loss of $1,075,289 of the related cumulative totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from January 13, 1989 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11 to the financial statements, the Company has restated the financial statements for the year ended December 31, 2005 to reflect the 2 for 1 forward stock split that occurred on May 15, 2006.


                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                         CHARTERED ACCOUNTANTS
Vancouver, Canada
April 30, 2007

[GRAPHIC OMITTED]

CIGMA METALS CORPORATION
(An exploration stage company)

Consolidated Balance Sheets
December 31, 2006 and 2005
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------
                                                      December 31                 December 31
                                                             2006                        2005
                                                                     (Restated - see Note 11)
---------------------------------------------------------------------------------------------
ASSETS
Current
  Cash                                               $  3,082,432   $                250,170
  Available-for-sale securities                           166,309                    181,797
---------------------------------------------------------------------------------------------
Total assets                                         $  3,248,741   $                431,967
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses              $     54,915   $                 26,894
  Due to related party (Note 7)                                 -                     16,986
---------------------------------------------------------------------------------------------
Total current liabilities                                  54,915                     43,880
---------------------------------------------------------------------------------------------

Stockholders' Equity
Common stock (Note 5)
  Authorized
    100,000,000 common shares, par value $0.0001
  Issued and outstanding:
    39,500,000 (2005 - 30,700,000) common shares            3,950                      3,070
Additional paid in capital                              6,714,494                  2,048,530
Common stock to be issued                                       -                    300,000
Accumulated deficit during the development stage       (3,509,130)                (1,963,513)
Accumulated other comprehensive income (loss)             (15,488)                         -
---------------------------------------------------------------------------------------------
Stockholders' equity                                    3,193,826                    388,087
---------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity           $  3,248,741   $                431,967
=============================================================================================

Nature of Business and Continuance of Operations (Note 1)
Commitments (Notes 4 and 10)
The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)                                   Cumulative
                                                              January 13           Year                       Year
                                                        1989 (inception)          Ended                      Ended
                                                             December 31    December 31                December 31
                                                                    2006           2006                       2005
------------------------------------------------------------------------------------------------------------------
                                                                                          (Restated - see Note 11)
Expenses
  General and administrative                           $        283,391   $    104,874   $                 32,985
  Exploration costs (Note 4)
  - HaldeyGold Project - partnership                            796,261        231,866                    202,795
  - HaldeyGold Project - other                                  185,126         56,769                     18,226
  - Tugojakovsk Project                                         453,821        329,450                    124,371
  Interest and bank charges                                      13,888          6,069                      4,219
  Professional fees                                             458,117        252,767                     51,211
  Property investigation costs                                  119,717         17,963                     69,608
  Management and consulting fees                              1,008,325        596,609                    145,396
------------------------------------------------------------------------------------------------------------------
Loss before other items                                      (3,318,646)    (1,596,367)                  (648,811)
------------------------------------------------------------------------------------------------------------------

Other income (loss)
  Writedown of available-for-sale securities (Note 3)          (148,180)             -                   (148,180)
  Writedown of investment in
    partnership interest (Note 4)                              (190,601)       (57,967)                   (94,234)
  Interest income                                               148,297        108,717                      3,001
------------------------------------------------------------------------------------------------------------------
Total other income (loss)                                      (190,484)        50,750                   (239,413)
------------------------------------------------------------------------------------------------------------------
Net loss for the year                                  $     (3,509,130)  $ (1,545,617)  $               (888,224)
==================================================================================================================

Basic and diluted loss per share                                          $      (0.04)  $                  (0.03)
==================================================================================================================
Weighted average number of
common shares outstanding, basic and diluted                                35,812,088                 28,927,198
==================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 13, 1989 (INCEPTION) TO DECEMBER 31, 2006
(EXPRESSED IN U.S. DOLLARS)


(Restated - see Note 11)                                                                Deficit
                                                                                      Accumulated     Accumulated
                                                        Additional       Common       During the         Other
                                     Common stock        Paid-In         Stock        Exploration    Comprehensive
                                    Shares    Amount     Capital     Subscriptions       Stage        Gain (Loss)       Total
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
  services on August 2, 1989       2,000,000  $   200  $       800   $            -  $          -   $            -   $    1,000
Net loss for the period                    -        -            -                -        (1,000)               -       (1,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1991 to 1997                 2,000,000      200          800                -        (1,000)               -            -
Issuance of stock for mineral
  property rights
    on April 2, 1998              12,000,000    1,200         (600)               -             -                -          600
Net loss for the year                      -        -            -                -          (600)               -         (600)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        14,000,000    1,400          200                -        (1,600)               -            -
Issuance of common stock
  for cash on
    March 31, 1999                14,000,000    1,400      698,600                -             -                -      700,000
Net loss for the year                      -        -            -                -      (141,392)               -     (141,392)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1999               28,000,000    2,800      698,800                -      (142,992)               -      558,608
Net loss for the year                      -        -            -                -      (211,182)               -     (211,182)
Unrealized losses on
  available for sale securities            -        -            -                -             -          (77,734)     (77,734)
--------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000               28,000,000    2,800      698,800                -      (354,174)         (77,734)     269,692
Net loss for the year                      -        -            -                -       (25,510)               -      (25,510)
Unrealized losses on
  available for sale securities            -        -            -                -             -          (17,803)     (17,803)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        28,000,000    2,800      698,800                -      (379,684)         (95,537)     226,379
Net loss for the year                      -        -            -                -       (20,943)               -      (20,943)
Unrealized gain on
  available for sale securities            -        -            -                -             -           48,407       48,407
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002        28,000,000    2,800      698,800                -      (400,627)         (47,130)     253,843
Net loss for the year                      -        -            -                -       (17,631)               -      (17,631)
Unrealized losses on
  available for sale securities            -        -            -                -             -           (3,723)      (3,723)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003        28,000,000    2,800      698,800                -      (418,258)         (50,853)     232,489
Common stock to be issued                  -        -            -        1,000,000             -                -    1,000,000
Net loss for the year                      -        -            -                -      (657,031)               -     (657,031)
Unrealized losses on
  available for sale securities            -        -            -                -             -          (31,020)     (31,020)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004        28,000,000    2,800      698,800        1,000,000    (1,075,289)         (81,873)     544,438
--------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JANUARY 13, 1989 (INCEPTION) TO DECEMBER 31, 2006
(EXPRESSED IN U.S. DOLLARS)

(Restated - see Note 11)                                                               Deficit
                                                                                     Accumulated   Accumulated
                                                        Additional      Common        During the     Other
                                      Common stock       Paid-In        Stock        Exploration  Comprehensive
                                     Shares    Amount    Capital     Subscriptions      Stage      Gain (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2004,
    carried forward                28,000,000  $ 2,800  $  698,800  $    1,000,000   $(1,075,289)  $   (81,873)  $   544,438
Issuance of
  common stock
    for cash on May 20, 2005        2,000,000      200     999,800      (1,000,000)            -             -             -
Issuance of
  common stock
    for cash on December 13, 2005     700,000       70     349,930               -             -             -       350,000
Common stock to be issued                   -        -           -         300,000             -             -       300,000
Recognition of other
  than temporary
    decline in
      market value of
        available-for-sale
          securities                        -        -           -               -             -        81,873        81,873
Net loss for the year                       -        -           -               -      (888,224)            -      (888,224)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005         30,700,000    3,070   2,048,530         300,000    (1,963,513)            -       388,087
-----------------------------------------------------------------------------------------------------------------------------
Issuance of
  common stock
    for cash on March 30, 2006        800,000       80     299,920        (300,000)            -             -             -
Issuance of
  common stock
    for cash on May 12, 2006        6,540,000      654   3,269,346               -             -             -     3,270,000
Issuance of
  common stock
    for cash on May 26, 2006        1,460,000      146     729,854               -             -             -       730,000
Stock based compensation                    -        -     366,844               -             -             -       366,844
Net loss for the year                       -        -           -               -    (1,545,617)            -    (1,545,617)
Unrealized losses on
  available
for sale securities                         -        -           -               -             -       (15,488)      (15,488)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006         39,500,000  $ 3,950  $6,714,494  $            -   $(3,509,130)  $   (15,488)  $ 3,193,826
=============================================================================================================================

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage company)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)                                                   Cumulative
                                                                              January 13           Year           Year
                                                                        1989 (inception)          Ended          Ended
                                                                         to December 31,    December 31    December 31
                                                                                    2006           2006           2005
----------------------------------------------------------------------------------------------------------------------
Net loss for the year                                                  $     (3,509,130)  $ (1,545,617)  $   (888,224)
Cash flows used in operating activities
  Adjustments to reconcile net loss to net cash used
  in operating activities
  - stock based compensation                                                    366,844        366,844              -
  - issuance of common stock for mineral property rights                            600              -              -
  - issuance of common stock for services rendered                                1,000              -              -
  - partnership exploration costs                                             1,125,711        561,316        202,795
  - writedown of investment in partnership interest                             190,601         57,967         94,234
  - writedown of available for sale securities                                  148,180              -        148,180
  Changes in working capital assets and liabilities
  - decrease (increase) in other receivables                                          -              -          6,211
  - increase (decrease) in accounts payables and accrued liabilities             54,915         28,021          9,172
  - increase (decrease) in due to related party                                       -        (16,986)        12,986
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (1,621,279)      (548,455)      (414,646)
----------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  - investment in available-for-sale securities                                (329,977)             -              -
  - investment in partnership interest                                       (1,316,312)      (619,283)      (297,029)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (1,646,289)      (619,283)      (297,029)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  - issuance of common stock                                                  6,350,000      4,000,000        650,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     6,350,000      4,000,000        650,000
----------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash for the year                                      3,082,432      2,832,262        (61,675)
Cash, beginning of year                                                               -        250,170        311,845
----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                      $      3,082,432   $  3,082,432   $    250,170
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 9)

    The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the placecountry-regionUnited States of America ("US GAAP") applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date, has incurred losses of $3,509,130 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------

PRINCIPALS  OF  CONSOLIDATION
These consolidated financial statements, prepared in accordance with US GAAP, include the accounts of the Company and its wholly-owned subsidiary Cigma Metals BVI Limited ("PersonNameGivenNameCigma SnBVI"). Collectively, they are referred to herein as (the "Company"). Significant inter-company accounts and transactions have been eliminated. Cigma BVI is inactive.

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

CASH  EQUIVALENTS
Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at December 31, 2006 and 2005.

RESTATEMENT
The Company has restated its December 31, 2005 financial statements to reflect the 2 for 1 forward stock split that took place on May 15, 2006. (Refer to Note
11)

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

MINERAL  PROPERTIES  AND  EXPLORATION  COSTS
The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

Mineral  property  exploration  costs  are  expensed  as  incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

ASSET  RETIREMENT  OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. To December 31, 2006 any potential costs relating to the ultimate disposition of the Company's mineral property interests have not yet been determinable.

PARTNERSHIP  INTEREST  IN  MINERAL  PROPERTIES
The  Company  accounts  for  its  partnership  interests under US GAAP using the equity method. Therefore, the partnership interests are carried at cost and adjusted for any return of capital and any allocation of profits and losses including the Company's share of exploration costs. Fair value adjustments may be required where there are long term indications relating to the impairment of the interest. To date the partnership interests have only incurred exploration costs.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

SHARE-BASED  COMPENSATION
On  January  1,  2006,  the Company adopted SFAS No. 123(revised 2004) (SFAS No.
123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123. The Company did not grant any stock options prior to January 1, 2006.

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

The Company granted 900,000 stock options during the year ended December 31, 2006 and recorded $366,844 in stock-based compensation.

AVAILABLE-FOR-SALE  SECURITIES
Available-for-sale securities are carried at fair market value with unrealized holding gains and losses included as a component of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. Realized gains and losses are determined on an average cost basis when securities are sold. In accordance with the Company's policy to review its investment portfolio for declines that may be other than temporary, the Company recorded a non-cash loss of $148,180 on a lower-of-cost-or-market write-down on certain available-for-sale securities during the year ended December 31, 2005. During the year ended December 31, 2006 the Company has recorded an unrealized loss of $15,488 as other comprehensive loss.

FOREIGN  CURRENCY  TRANSLATIONS  AND  TRANSACTIONS
The Company's reporting currency is the U.S. Dollar. Foreign subsidiaries utilize the functional currency applicable to the country in which they operate. The Company translates assets and liabilities of its foreign subsidiaries at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations, if significant, are reported as a separate component of other comprehensive income, until all or a part of the investment in the subsidiary is sold or liquidated. Translation

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS (CONTINUED) adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

CONCENTRATION  OF  CREDIT  RISK
The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of December 31, 2006 and December 31, 2005, the Company has deposits in a bank beyond insured limits.

LONG-LIVED  ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment losses when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company has not recognized any impairment losses through December 31, 2006.

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

As all of the Company's mineral properties and partnership interest are located in country-regionRussia, the Company is subject to different considerations and other risks not typically associated with companies in placeNorth America. Such risks are associated with the political, economic, foreign currency and legal environments. The Company's results may be adversely affected by changes in the political and social conditions in placecountry-regionRussia and by changes in government policies with respect to laws and regulations.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

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

COMPREHENSIVE  LOSS
The Company's accumulated other comprehensive loss consists of the accumulated unrealized loss on available-for-sale securities. The Company had a comprehensive loss of $1,545,617 and $888,224 which includes an unrealized loss of $15,488 and $nil at December 31, 2006 and 2005, respectively.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
--------------------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  3  -  AVAILABLE-FOR-SALE  SECURITIES
--------------------------------------------------------------------------------

                                                                                                        Net
                                                                          Gross        Gross        Accumulated
                                                                       Unrealized    Unrealized    Unrecognized     Market
                                                               Cost       Gains       (Losses)    Gains (Losses)     Value
                                                                $           $            $               $             $
----------------------------------------------------------------------------------------------------------------------------

December 31, 2003, equity securities                          329,977      122,013     (172,866)         (50,853)   279,124
Change during the year                                              -       48,516      (79,536)         (31,020)   (31,020)
----------------------------------------------------------------------------------------------------------------------------
December 31, 2004, equity securities                          329,977      170,529     (252,402)         (81,873)   248,104
Change during the year                                              -        2,966      (69,273)               -    (66,307)
Recognition of other than temporary decline in market value         -            -            -           81,873          -
----------------------------------------------------------------------------------------------------------------------------
December 31, 2005, equity securities                          329,977      173,495     (321,675)               -    181,797
Change during the year                                              -       36,504      (51,992)               -    (15,488)
----------------------------------------------------------------------------------------------------------------------------
December 31, 2006, equity securities                          329,977      209,999     (373,667)               -    166,309
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

On April 22, 2005, December 31, 2005, July 7, 2006 and December 29, 2006 the Company and Geosphera agreed to amendments to the Haldeevskaya Joint Activity Agreement dated August 30, 2004 resulting in a revision of the 2006 exploration expenditure commitment from $460,000 to $289,743 and the 2005 exploration expenditure commitment from $300,000 to $250,000. The Company has also agreed to fund $400,000 toward the 2007 HaldeyGold exploration budget.

Consistent with the Company's accounting policies, acquisition and exploration costs on unproven reserves are charged to operating costs as incurred.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS  (CONTINUED)
--------------------------------------------------------------------------------

HALDEYGOLD  PROJECT  (CONTINUED)
The  Company's  investment in the HaldeyGold partnership interest is as follows:

                                                  --------------------------------------------------
                                                    January 13, 1989            Year            Year
                                                      (inception) to           ended           ended
                                                        December 31,    December 31,    December 31,
                                                                2006            2006            2005
                                                  --------------------------------------------------
Capital invested                                  $         986,862   $     289,833   $     297,029
Exploration costs incurred                                 (796,261)       (231,866)       (202,795)
                                                  --------------------------------------------------
                                                            190,601          57,967          94,234
Write-down of investment in partnership interest           (190,601)        (57,967)        (94,234)
                                                  --------------------------------------------------
Partnership interest at end of year               $               -   $           -   $           -
                                                  ==================================================

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $56,769 during the year ended December 31, 2006 (2005 - $18,226).

TUGOJAKOVKS  PROJECT
On June 17, 2005, as amended December 31, 2005, July 7, 2006 and December 29, 2006, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) the Company acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and
(2) the Company is committed to finance the project in 2006 by providing $329,375 in accordance with an approved budget. The Company is committed to finance the project in 2007 by providing $400,000 in accordance with an approved budget. Geosphera's ownership interest cannot be reduced below 20%.

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

Exploration costs on the Tugojakovsk mineral exploration licence area located in the Tomsk Oblast region of the Russian Federation totalled $329,450 during the year ended December 31, 2006 (2005 - $124,371).

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  4  -  MINERAL  PROPERTIES  AND  EXPLORATION  COSTS  (CONTINUED)
--------------------------------------------------------------------------------

TUGOJAKOVKS  PROJECT  (CONTINUED)

                                     --------------------------------------------------
                                       January 13, 1989            Year            Year
                                         (inception) to           ended           ended
                                           December 31,    December 31,    December 31,
                                                   2006            2006            2005
                                     --------------------------------------------------
Capital invested                     $         453,821   $     329,450   $     124,371
Exploration costs incurred                    (453,821)       (329,450)       (124,371)
                                     --------------------------------------------------
Partnership interest at end of year  $               -   $           -   $           -
                                     ==================================================

NOTE  5  -  CAPITAL  STOCK
--------------------------------------------------------------------------------

As at December 31, 2006, the Corporation's authorized capital stock consists of 100,000,000 common shares with a par value of $0.0001 per share.

FORWARD STOCK SPLIT
On April 7, 2006, the Company's Board of Directors approved a 2:1 forward stock split effective May 15, 2006 which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the forward stock split.

Unless otherwise noted, all references to common stock, warrants, common shares outstanding, warrants outstanding, weighted average numbers of common shares outstanding and per share amounts in these financial statements and footnotes to the financial statements prior to the effective date of the forward stock split have been restated to reflect the 2:1 forward stock split on a retroactive basis.

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

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  5  -  CAPITAL  STOCK  (CONTINUED)
--------------------------------------------------------------------------------

SHARE  PURCHASE  WARRANTS
A summary of the Company's warrants outstanding at December 31, 2006 and December 31, 2005, and changes during year ended December 31, 2006 is presented below:

                                                                 Weighted
                                       Number of warrants to      Average
                                       Purchase shares     Exercise Price
-------------------------------------------------------------------------
Balance, December 31, 2004                             -                -
Warrants granted in 2005                               -                -
-------------------------------------------------------------------------
Balance, December 31, 2005                             -                -
Warrants granted May 12, 2006 (1)              6,540,000  $         0.582
Warrants granted May 26, 2006 (2)              1,460,000            0.130
-------------------------------------------------------------------------
Balance, December 31, 2006                     8,000,000  $         0.713
-------------------------------------------------------------------------

                                                    Weighted average
                                                           Remaining
                            Number of warrants to        contractual
Range of exercise prices          Purchase shares    Life (in years)
--------------------------------------------------------------------

0.675 - $0.75 (1)                       6,540,000               1.36
0.675 - $0.75 (2)                       1,460,000               1.40
--------------------------------------------------------------------
                                        8,000,000               1.38
--------------------------------------------------------------------

1. Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 12, 2006, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

2. Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 26, 2005, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

NOTE  6  -  STOCK  OPTIONS
--------------------------------------------------------------------------------

Effective December 1, 2006, subject to shareholder approval, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan ("SOP") for the Company in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 20% of the issued and outstanding common shares on a non-diluted basis; to any one optionee within a 12 month period shall not exceed 5% of the of the issued and outstanding common shares on a non-diluted basis; to any one consultant within a 12 month period shall not exceed 2% in the aggregate of the issued and outstanding common shares on the date of grant on a non-diluted basis; and to all eligible participants who undertake investor relations activities shall not exceed 2% in the aggregate of the total number of issued and outstanding common shares on the date of grant on a non-diluted basis. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. The term of the options granted under the plan shall not exceed five years from the date of the grant.

On December 1, 2006, 900,000 stock options were granted to directors at $0.88 per share. The term of these options is two years. The options are exercisable at any time from the grant date up to and including the 30th day of November 2008. The effectiveness of any option granted prior to the Company obtaining approval of the 2006 incentive Stock Option Plan by its stockholders shall be specifically subject to the Company obtaining such approval; and if such approval is not obtained the options shall be deemed null and void. The fair value of these options at the date of grant of $366,844 was estimated using the Black-Scholes option pricing model with an

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  6  -  STOCK  OPTIONS  (CONTINUED)
--------------------------------------------------------------------------------

expected life of 2 years, a risk free rate of 4.52%, a dividend yield of 0.00%, and an expected volatility of 82% and has been recorded as stock compensation expense in salaries and consulting fees.

A summary of the Company's stock options as at December 31, 2006 and 2005 and changes during the years ended is presented below:

                                        Options outstanding
                                        Weighted average        Weighted average
                            Number of     exercise price   remaining contractual
                              Options          per share         life (in years)
                            ----------------------------------------------------
Balance December 31, 2004
  and December 31, 2005             -  $               -                       -
Options granted               900,000               0.88                    1.92
Options exercised                   -                  -                       -
Options expired                     -                  -                       -
--------------------------------------------------------------------------------
Balance, December 31, 2006    900,000  $            0.88                    1.92
================================================================================

NOTE  7  -  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------

a) During 2006, consulting fees of $158,500 (2005 - $120,000) were paid to directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b) Due to related party, as at December 31, 2006 and 2005 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured and non-interest bearing and have no fixed terms of repayment.

(REFER  TO  NOTE  6.)

NOTE  8  -  INCOME  TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $2,950,000 that may be available to reduce future years' taxable income and will expire between the years 2018 - 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE  8  -  INCOME  TAXES  (CONTINUED)
--------------------------------------------------------------------------------

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                                                                 Year ended     Year ended
                                                                                December 31,   December 31,
                                                                                    2006           2005
------------------------------------------------------------------------------------------------------------
Federal income tax provision at statutory rate                                          34.0%          34.0%
State income tax provision at statutory rate, net of federal income tax effect           5.0            5.0
Less valuation allowance                                                              (39.0 )         (39.0)
------------------------------------------------------------------------------------------------------------

Total income tax provision                                                                 -              -
============================================================================================================

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal and state income tax rates to income before income taxes is as follows:

                                                  Year ended December 31,
                                                   2006            2005
                                              --------------  --------------
                                              December 31,    December 31,
                                              --------------  --------------
Net loss before taxes                         $  (1,545,617)  $    (888,224)
Federal and State Statutory rate                         39%             39%
                                              --------------  --------------
  Expected tax recovery                            (602,791)       (346,407)
 (Decrease) increase in taxes resulting from:
Non-deductible stock based compensation             143,069               -
Increase in valuation allowance                     459,722         346,407
                                              --------------  --------------
Income tax expense(benefit) from continuing
operations                                    $           -   $           -
                                              ==============  ==============
Effective income tax rate                                 0%              0%
                                              ==============  ==============

The  Company's  tax  effected  deferred  tax  asset  is  as  follows:

                         2006         2005
                     ------------------------
Loss carry forwards  $ 1,150,500   $ 714,000
Valuation allowance   (1,150,500)   (714,000)
                     ------------------------
                     $         -   $       -
                     ========================

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
         AND NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

                                    Year ended          Year ended
                                December 31, 2006   December 31, 2005
----------------------------------------------------------------------
Cash paid during the year for:
  Interest                      $                -  $                -
  Income taxes                  $                -  $                -
----------------------------------------------------------------------

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

On January 25, 2007, the Company signed an agreement with Eureka Mining Plc, a company registered in Great Britain, to purchase an interest in the Dostyk Limited Liability Partnership from Eureka Mining Plc. The Dostyk Limited Liability Partnership holds a licence to explore the Maykubensk area in the Pavlodar Oblast of the Republic of Kazakhstan for gold and base metals. Under the terms of the agreement: (1) the Company acquired a 51% interest in the partnership in exchange for contributing $300,000 in the first half of 2007
(paid) to the Charter Capital of the Partnership; (2) the Company is committed to finance the partnership's exploration expenditures in the second half of 2007 by providing $700,000 in order to obtain an additional 20% of the partnership; and (3) the Company is committed to finance the partnership's exploration expenditures in 2008 by providing $1,000,000 in order to obtain an additional 19% interest in the partnership. Eureka Mining Plc's ownership interest in the partnership cannot be reduced below 10%. The Company paid a finders' fee of 200,000 common shares of the Company to a third party with respect to the agreement.

CIGMA METALS CORPORATION
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

NOTE 11 - RESTATEMENT
--------------------------------------------------------------------------------

The Company has restated its consolidated financial statements for the year ended December 31, 2005 to reflect the 2 for 1 forward stock split that took place on May 15, 2006.

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
----------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
                                      Year ended                        Year Ended
                                   December 31, 2005   Adjustment    December 31, 2005
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM  8A.     CONTROLS  AND  PROCEEDURES

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

ITEM 8B. OTHER INFORMATION.

Not applicable.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The following table and text set forth the names and ages of all directors and executive officers of our company as of May 30, 2007. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.
There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

As of May 30, 2007, the directors and executive officers of the company were as follows:

Name and Address                   Age and Position
--------------------------------------------------------------------------------------------
Lars Pearl                         Age 45, President, CEO, CFO, and Director since March 15,
1 Edith Place, Coolum Beach,       2004.
Queensland, Australia 4573
---------------------------------  ---------------------------------------------------------
Waldemar K. Mueller                Age 57, Director since March 15, 2004.
40 Ruffian Loop, Willetton,
Western Australia, Australia 6155
---------------------------------  ---------------------------------------------------------
Agustin Gomez de Segura            Age 52, Director since April 17, 1998.
2 Tvezskaya - Yamskaya 54,
Moscow, Russia
--------------------------------------------------------------------------------------------

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

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, OF THE EXCHANGE ACT OF 1934

Based on information provided to the Company, it is believed that all of the Company's directors, executive officers and persons who own more than 10% of the Company's common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2006, all of the Company's directors, executive officers and Company's common stock were in compliance with section 16(a) of the Exchange Act of 1934.

DIRECTORS

Our Board of directors consists of three members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

COMMITTEES

Agustin Gomez de Segura is the independent audit committee financial expert serving on our audit committee.

COMPENSATION  OF  DIRECTORS

For the year ended December 31, 2006 we incurred $158,500 (2005 - $120,000; 2004
- $54,000) in management fees to directors (see the Executive Compensation table on page 18). We do not pay a fee to our outside, non-officer directors. None of the directors are on contract.
STANDARD  ARRANGEMENTS

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the year ended December 31, 2006, 2005 and 2004 non-officer directors did not receive any consulting fees.


ITEM  10.  EXECUTIVE  COMPENSATION

GENERAL

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last three completed fiscal year:

------------------------------------------------------------------------------------------------------
                             Annual  Compensation         Long-Term  Compensation
                             -------------------------------------------------------------------------
                                                          Awards                    Payments
                                                          --------------------------------------------
                                                                      Securities
                                                 Other                   Under-                 All
                                                 Annual   Restricted      Lying                other
                                                Compen-      Stock      Options/      LTIP    Compen-
     Name And          Year   Salary   Bonuses   Sation     Award(s)       SARs      Payouts    sation
Principal Position             ($)      ($)       ($)         ($)          (#)        ($)       ($)
        (a)            (b)     (c)      (d)       (e)         (f)          (g)        (h)       (i)
------------------------------------------------------------------------------------------------------
Lars Pearl
President, CEO ,       2006   74,500       -0-       -0-  None         None         None           -0-
CFO, and               2005   72,000       -0-       -0-  None         None         None           -0-
Director               2004   42,000       -0-       -0-  None         None         None           -0-
------------------------------------------------------------------------------------------------------
Waldemar K.
Mueller                2006   84,000       -0-       -0-  None         None         None           -0-
Vice-President and     2005   48,000       -0-       -0-  None         None         None           -0-
Director               2004   12,000       -0-       -0-  None         None         None           -0-
------------------------------------------------------------------------------------------------------


None of our officers or directors was party to an employment agreement with us. During Fiscal 2006 the entire board of directors acted as our compensation committee and audit committee.

OPTIONS/SAR  GRANTS  TABLE

The following table sets forth information concerning individual grants of stock options (whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs made during the last completed fiscal year to each of the named executive officers;

------------------------------------------------------------------------------------
                        Option/SAR Grants in Last Fiscal Year
                                 (Individual Grants)
------------------------------------------------------------------------------------
                                      Percent Of
                       Number of    Total Options/
                       Securities    SARs Granted
                       Underlying    To Employees     Exercise Or
                      Option/SARs      In Fiscal      Base Price    Expiration Date
       Name            Granted (#)        Year           ($/Sh)          (M/D/Y)
       (a)                 (b)             (c)             (d)             (e)
--------------------  ------------  ---------------  -------------  ----------------
Lars Pearl                 600,000           66.67%  $        0.88        11/30/2008
--------------------  ------------  ---------------  -------------  ----------------
Waldemar K. Mueller        200,000           22.22%  $        0.88        11/30/2008
------------------------------------------------------------------------------------

On December 1, 2006, 900,000 stock purchase options were granted to directors at $0.88 per share. We awarded no stock purchase options, or any other rights, to any of our directors or officers in Fiscal 2005 or Fiscal 2004.

AGGREGATED  OPTION/SAR  EXERCISES  AND  FISCAL  YEAR-END  OPTION/SAR VALUE TABLE

     The following table sets forth information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs, on an aggregated basis:

---------------------------------------------------------------------------------
 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
=================================================================================
                                                 Number of
                                                 Securities         Value Of
                                                 Underlying       Unexercised
                                                Unexercised       In-The-Money
                         Shares                 Options/SARs      Options/SARs
                        Acquired      Value    At FY-End ($)   At FY-End ($0.91)
                      On Exercise   Realized    Exercisable/      Exercisable/
       Name               (#)          ($)     Unexercisable     Unexercisable
       (a)                (b)          (c)          (d)               (e)
--------------------  ------------  ---------  --------------  ------------------
Lars Pearl            None          None              600,000  $           18,000
--------------------  ------------  ---------  --------------  ------------------
Waldemar K. Mueller   None          None              200,000  $            6,000
---------------------------------------------------------------------------------

Effective December 1, 2006, subject to shareholder approval, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan ("SOP") for the Company in order to provide additional incentive for its directors, officers, employees and service providers. The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 20% of the issued and outstanding common shares on a non-diluted basis; to any one optionee within a 12 month period shall not exceed 5% of the of the issued and outstanding common shares on a non-diluted basis; to any one consultant within a 12 month period shall not exceed 2% in the aggregate of the issued and outstanding common shares on the date of grant on a non-diluted basis; and to all eligible participants who undertake investor relations activities shall not exceed 2% in the aggregate of the total number of issued and outstanding common shares on the date of grant on a non-diluted basis. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant. The term of the options granted under the plan shall not exceed five years from the date of the grant.

On December 1, 2006, 900,000 stock options were granted to directors at $0.88 per share. The term of these options is two years. The options are exercisable at any time from the grant date up to and including the 30th day of November 2008. The effectiveness of any option granted prior to the Company obtaining approval of the 2006 incentive Stock Option Plan by its stockholders shall be specifically subject to the Company obtaining such approval; and if such approval is not obtained the options shall be deemed null and void. The fair value of these options at the date of grant of $366,844 was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free rate of 4.52%, a dividend yield of 0.00%, and an expected volatility of 82% and has been recorded as stock compensation expense in salaries and consulting fees.

We do not have a Long-term Incentive Plan. None of our officers or directors was party to an employment agreement with us. At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

REPORT  ON  REPRICING  OF  OPTIONS/SARS.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 30 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding Common Stock; (ii) each of our directors and officers; and (iii) all our directors and officers as a group. As at May 30, 2007 there were 39,500,000 (December 31, 2006 - 39,500,000) shares of Common Stock issued and outstanding.

(A)     Security  Ownership  of  Certain  Beneficial  Owners

-----------------------------------------------------------------------------------------------------
                   NAME AND ADDRESS OF                      AMOUNT AND NATURE OF  PERCENTAGE OF CLASS
                     Beneficial Owner                         BENEFICIAL OWNER
---------------------------------------------------------  --------------------  --------------------
Carrington International Limited (1)                            3,200,000               8.10 %
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong
---------------------------------------------------------  --------------------  --------------------
EL&A Ltd (2)                                                    2,000,000               5.06%
Graben 27, Steige 3
A-1010, Vienna, Austria
---------------------------------------------------------  --------------------  --------------------
---------------------------------------------------------  --------------------  --------------------
OFFICERS AND DIRECTORS:
---------------------------------------------------------  --------------------  --------------------
Lars Pearl (3)
1 Edith Place, Coolum Beach, Queensland, Australia 4573             0                     *
---------------------------------------------------------  --------------------  --------------------
Waldemar K. Mueller   (3)
40 Ruffian Loop, Willetton, Western Australia, Australia            0                     *
6155
---------------------------------------------------------  --------------------  --------------------
Agustin Gomez de Segura   (3)
2 Tvezskaya - Yamskaya 54, Moscow, Russia                           0                     *
---------------------------------------------------------  --------------------  --------------------
Officers and Directors (3 persons)                                  0                     *
-----------------------------------------------------------------------------------------------------

(1) Dr. Georg H Schnura, Avenida del Campo 10, E-28223 Madrid, Spain, is the 100% beneficial owner of Carrington International Ltd
(2) Dr. Markus Baerfontein, c/o Medoc Medical Services, Petersplatz 1, Vienna 1, District, 1010, Austria is the 100% beneficial owner of EL & A Ltd.
(3)  Officer and/or director

*    Less  than  1%.

CHANGES  IN  CONTROL

There were no arrangements during the last completed fiscal year or subsequent period to May 30, 2007 which would result in a change in our control. We do not believe that the offer and sale by us of an aggregate of 8,000,000 shares in May 2006, to twelve unrelated investors resulted in a change of control.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN  RELATIONSHIPS

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us. Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program. It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

In determining whether we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the potential benefits to us, the degree of risk to which we may be exposed and its financial position at that time. Other than as indicated, we have no other procedures or mechanisms to deal with conflicts of interest. We are not aware of the existence of any conflict of interest as described herein.

TRANSACTIONS  WITH  RELATED  PERSONS

Other than as disclosed below, during the fiscal year ended December 31, 2006, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us. There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party.

CORPORATE GOVERNANCE

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of March 28, 2006 only Antonino Cacace is an independent director.

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

10.1.5    Amendment to Haldeevskaya Joint Activity Agreement dated December
          31, 2006.

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

10.2.4    Amendment to Tugoyakovka Joint Activity Agreement dated December 31,
          2006.

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

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Corporate Governance Principles, incorporated by reference to the Form 10-KSB filed on November 4, 2004 (SEC File No. 000-27355-041117794). *

--------
       *  Previously filed


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES:
The aggregate fees billed for professional services by Dale Matheson Carr-Hilton LaBonte LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the 2006 fiscal year were $36,898.

The aggregate fees billed for professional services by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements during the 2005 fiscal year were $11,194.

AUDIT-RELATED  FEES:
The aggregate fees billed to us for assurance and related services by Dale Matheson Carr-Hilton LaBonte LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for fiscal 2006 were $0.

The aggregate fees billed to us for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under audit fees for fiscal 2005 were $0.

TAX  FEES:
The aggregate fees billed to us for professional services by Dale Matheson Carr-Hilton LaBonte LLP for tax compliance, tax advice and tax planning for fiscal 2006 were $0.

The aggregate fees billed to us for professional services by Ernst & Young LLP. for tax compliance, tax advice and tax planning for fiscal 2005 were $0.

ALL  OTHER  FEES:
The aggregate fees billed to us for products and services provided by Dale Matheson Carr-Hilton LaBonte LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2006 were $0.

The aggregate fees billed to us for products and services provided by Ernst & Young LLP., other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2005 were $0.

The Audit Committee feels that the services rendered by Dale Matheson Carr-Hilton LaBonte LLP were compatible with maintaining the principal accountant's independence.


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

Date:  June 13,  2007                       BY:  /s/  Lars  Pearl
       --------------                            ----------------
                                                 Lars  Pearl
                                                 Director  and  President


Date:  June 13,  2007                       BY:  /s/  Waldemar  Mueller
       --------------                            ----------------------
                                                 Waldemar  Mueller
                                                 Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 13, 2007                        BY:  /s/  Lars  Pearl
       -------------                             ----------------
                                                 Lars  Pearl
                                                 Director  and  President


Date:  June 13, 2007                        BY:  /s/  Waldemar  Mueller
       -------------                             ----------------------
                                                 Waldemar  Mueller
                                                 Director