Form 10-Q
period 2007-03-31
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _ _ _ _ _ _ _ _ _  to _ _ _ _ _ _ _ _ _ _

Commission file number 0-27355

CIGMA METALS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	98-0203244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18, 80 Furmanova Str, Almaty, Republic of Kazakhstan
(Address of principal executive offices)

+7 327 2611 026
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,500,000 shares of Common Stock were outstanding as of February 17, 2010.

CIGMA METALS CORPORATION

This quarterly report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Part 1 – Financial Information - Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets March 31, 2007 (unaudited) and December 31, 2006	3

	Interim Consolidated Statements of Operations (unaudited) Three months ended March 31, 2007 and 2006; and for the period from January 13, 1989 (Inception) to March 31, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2007 and 2006 and for the period from January 13, 1989 (Inception) to March 31, 2007	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Expressed in U.S. Dollars)
	March 31	December 31
	2007	2006
	(Unaudited)
ASSETS
Current
Cash	$2,865,172	$3,082,432
Available-for-sale securities	132,904	166,309
Prepaid expenses and other assets	177,547	-
	3,175,623	3,248,741
Equipment, net	65,936	-
Mineral properties	1,258,724	-
Total assets	$4,500,283	$3,248,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$40,796	$54,915
Total current liabilities	40,796	54,915

Long-term debt	1,162,050	-
Total liabilities	1,202,846	54,915

Non-controlling interest	264,963	-

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
39,700,000 (2006 - 39,500,000) common shares	3,970	3,950
Additional paid in capital	6,851,474	6,714,494
Accumulated deficit during the exploration stage	(3,784,276)	(3,509,130)
Accumulated other comprehensive income (loss)	(38,694)	(15,488)
Stockholders' equity	3,032,474	3,193,826

Total liabilities and stockholders' equity	$4,500,283	$3,248,741

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months
	1989 (inception)	Ended	Ended
	March 31	March 31	March 31
	2007	2007	2006

Expenses
Administrative and general	$294,409	$11,018	$18,554
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	24,000
- Tugojakovsk Project	453,821	-	100,000
- Kazakhstan	174,708	174,708	-
Interest, bank charges and foreign currency exchange losses	15,521	1,633	1,113
Professional fees	518,015	59,898	40,062
Property investigation costs	119,717	-	17,717
Management and consulting fees	1,080,716	72,391	42,349
Loss before other items	3,638,294	319,648	243,795

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	(6,000)
Interest income	181,730	33,432	1,242
Total other income (loss)	(157,051)	33,432	(4,758)
Net loss before non-controlling interest	(3,795,345)	(286,216)	(248,553)
Non-controlling interest	11,069	11,069	-
Net income (loss) for the period	$(3,784,276)	$(275,147)	$(248,553)
Basic and diluted loss per share		$(0.01)	$(0.01)
Weighted average number of common shares outstanding		39,500,000	30,708,988

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months
	1989 (inception)	Ended	Ended
	to March 31,	March 31	March 31
	2007	2007	2006
Cash flows used in operating activities
Net loss for the period	$(3,784,276)	$(275,147)	$(248,553)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	175	175	-
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	138,000	137,000	-
- partnership exploration costs	1,125,711	-	124,000
- writedown of investment in partnership interest	190,601	-	6,000
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(11,068)	(11,068)	-
Changes in operating assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(177,513)	(177,513)	-
- increase (decrease) in accounts payables and accrued liabilities	(641,957)	(696,871)	10,824
Net cash used in operating activities	(2,644,703)	(1,023,424)	(107,729)
Cash flows used in investing activities
- purchase equipment	(66,111)	(66,111)	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	(130,000)
- acquisition of mineral property costs	(300,000)	(300,000)	-
Net cash used in investing activities	(2,012,400)	(366,111)	(130,000)

Cash flows from financing activities
- issuance of common stock	6,350,000	-	-
- loan proceeds	1,156,111	1,156,111
Net cash provided by financing activities	7,506,111	1,156,111	-

Effect of exchange rate changes on cash and cash equivalents	16,164	16,164	-
Increase (decrease) in cash and cash equivalents	2,865,172	(217,260)	(237,729)
Cash, beginning of year	-	3,082,432	250,170
Cash, end of period	$2,865,172	$2,865,172	$12,441

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

Cigma Metals Corporation ("the Company") was formed on January 13, 1989 under the laws of the State of Florida as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Pavlodar Oblast Region in Kazakhstan and the Tomsk Oblast Region, of the Russian Federation. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,023,424 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as codification or “ASC.”  The FASB finalized the codification effective for periods ending on or after September 15, 2009.

(a)	Principles of Accounting

The  interim  period unaudited consolidated financial statements have been prepared by the Company  pursuant  to  the  rules  and  regulations  of  the U.S. Securities and Exchange  Commission  (the  "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited (“Cigma BVI”) and its 51% subsidiary share in Dostyk LLP. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated in consolidation. Cigma BVI is inactive. Certain information and footnote disclosures normally  included  in  consolidated financial statements prepared in accordance with  accounting  principles  generally  accepted in the United States have been condensed  or  omitted  pursuant  to such SEC rules and regulations. The interim period  unaudited consolidated  financial  statements  should  be  read  together with the audited consolidated financial statements and accompanying notes included in the Company's  consolidated  audited financial statements for the years ended December  31,  2006  and  2005.  In  the  opinion of the Company, the unaudited consolidated  financial  statements  contained  herein  contain  all adjustments (consisting  of a normal recurring nature, with the exception of the impairment adjustment  discussed  below in "Long-Lived Assets Impairment") necessary to present a fair statement  of  the  results  of  the  interim  periods  presented.

2.	Significant Accounting Policies (continued)

(b)	Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at March 31, 2007 and December 31, 2006. No amounts were paid for income taxes or interest in 2007 or 2006. No amounts were paid for income taxes or interest in 2007 or 2006.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at March 31, 2007 and 2006, and are stated at fair value. The cost of these securities is $181,797, at March 31, 2007 (2006 - $181,797) and the net unrealized holding loss of $48,893 and (2006 - $15,488) is included in accumulated other comprehensive income (loss) at March 31, 2007. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at March 31, 2007 are on securities that have a fair market value of $132,904 at March 31, 2007. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2007 and December 31, 2006, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at March 31, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$2,865,172	$2,865,172
Available-for-sale securities	132,904	132,904
Assets measured at fair value at March 31, 2007	$2,998,076	$2,998,076

Description	Fair Value at December 31, 2006	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$3,082,432	$3,082,432
Available-for-sale securities	166,309	166,309
Assets measured at fair value at December 31, 2006	$3,248,741	$3,248,741

2.	Significant Accounting Policies (continued)

(e)	Equipment

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:

Vehicles	10 years
Office equipment, furniture and fixtures	2 to 5 years

(f)	Mineral Properties and Exploration Expenses

The Company accounts for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized.  All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of March 31, 2007 and December 31, 2006, the Company did not have proven reserves.

The recoverability of the amounts shown for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(g)	Share-Based Payment

The Company accounts for share-based payments under the fair value method of accounting for stock-based compensation consistent with GAAP.

Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at March 31, 2007 was U.S. $0.00841 to 1 Tenge.

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2007 or 2006 or in the cumulative period ending March 31, 2007.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of March 31, 2007 and December 31, 2006.

(j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the GAAP. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through March 31, 2007.

(k)	Comprehensive income

The Company has adopted, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Components of comprehensive income (loss)	March 31, 2007	December 31, 2006
Net income (loss) for the period	$(275,147)	$(1,545,617)
Foreign currency translation adjustments	10,199	-
Unrealized gains (loss) on available-for-sale securities	(48,893)	(15,488)
Total comprehensive income (loss)	$(313,841)	$(1,561,105)

2.	Significant Accounting Policies (continued)

(l)	Fair Value of Financial Instruments and Risks

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued expenses, and accounts payable – related parties approximate their fair value because of the short-term nature of these instruments. Available for sale securities are recorded at the current market value.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m)	Income Taxes

The Company has adopted the ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recognition criterion to a tax position is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2003 to 2007.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2007 and 2006 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 800,000 stock options for 2007 (2006 – 900,000) and 8,000,000 warrants for 2007 (2006 – 8,000,000).

3.	Equipment

	March 31, 2007	December 31, 2006
Machinery and Equipment	$5,518	$-
Transport Vehicles	55,600	-
Other Fixed Assets	4,394	-
Computer Software	599
	66,111	-
Accumulated depreciation	(175)	-
	$65,936	$-

The majority of equipment held at March 31, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at March 31, 2007 is $1,162,050 (2006 - $0).

5.	Available-for-sale securities

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Accumulated Unrecognized Gains (Losses)	Market Value
	$	$	$	$	$

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the period	-	-	(33,405)	(33,405)	(33,405)
March 31, 2007, equity securities	181,797	36,504	(85,397)	(48,893)	132,904

6.	Common stock

As at March 2007 the Company had not issued any new common stock. During the quarter ended March 31, 2006 the Company issued 400,000 pre-forward split common shares for cash of $300,000 which was received in the year ended December 31, 2005.

In March 2006, the Company offered, on a no minimum basis, up to an aggregate of 3,500,000 Units at a price of US $1.00 per Unit. Each Unit shall be comprised of one (1) pre-forward split share of the Company’s common stock US $0.0001 par value per share and one (1) pre-forward split stock purchase warrant, each warrant entitling the holder to purchase one (1) additional common share of the Company at a price of US $1.35 per share for a period of one (1) year from the closing date of the placement and at a price of US $1.50 per share for a period of one (1) year commencing on the first anniversary of the Closing Date.  All amounts with respect to this offering, other than par value, are subject to adjustment pursuant to the 2:1 forward stock split. The total amount received was $4,000,000.

On April 7, 2006, the Company’s Board of Directors approved a 2:1 forward stock split effective May 15, 2006 which was subject to regulatory approval which was received on May 19, 2006. The par value and the number of authorized but unissued shares of the Company’s common stock was not changed as a result of the forward stock split.

6.	Common stock

Private Placements
During the quarter ended March 31, 2006 the Company issued 800,000 common shares for cash of $300,000 which was received in the year ended December 31, 2005.

On May 12, 2006 the Company completed a private placement to non-affiliated offshore investors of 6,540,000 Units priced at $0.50 per unit for a total consideration of $3,270,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company’s common stock US $0.0001 par value per share and one stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

On May 26, 2006 the Company completed a private placement to non-affiliated offshore investors of 1,460,000 Units priced at $0.50 per Unit for a total consideration of $730,000 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Each Unit is comprised of one share of the Company’s common stock US $0.0001 par value per share and one (1) stock purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the closing date of the placement and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at March 31, 2007 and December 31, 2006 and changes during the three months ended March 31, 2007 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, March 31, 2007	8,000,000	$0.713

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

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three months ended March 31, 2007 Consulting Fees of $40,000 (three months ended March 31, 2006 - $39,320) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at March 31, 2007 is $0 (2006 - $6,974) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

During 2007 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

In January 2007, the Company entered in an agreement with Eureka Mining PLC, a company registered in the United Kingdom, to acquire an ownership interest in the Dostyk Limited Liability Partnership, (the “Partnership” or "Dostyk"). The Partnership holds the exploration rights to explore 14,000 square kilometers in the Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan for precious and base metals.

Under the terms of the agreement with Eureka Mining PLC, the Company acquired a 51% interest in the Partnership by paying US $300,000 (paid January 25, 2007) into the charter capital of the Partnership. The acquisition is accounted for using purchase accounting. As a result of the purchase, the Company acquired control of Dostyk and consolidated the financial results of Dostyk including consideration of a non-controlling interest. In June 2007, the Company increased its ownership in the Partnership from 51% to 71% by contributing a further US $700,000 (paid June 13, 2007) to the Partnership’s charter capital. On September 14, 2007, the Company increased its ownership interest in the Partnership from 71% to 90% by contributing a further US $1,000,000 to the Partnership’s charter capital. In February 2008 the Company increased its ownership in the Partnership from 90% to 100% by paying US $400,000 (paid February 13, 2008) to the owners of the Partnership.

The Company’s results of operations include Dostyk’s results of operations since the date of acquisition. Pro forma results for the pre-consolidation period are not presented as they are not materially different from the Company’s historical consolidated financial statements.

As of March 31, 2007, the Company held a 51% interest in Dostyk. The aggregate cost of the acquisition through March 31, 2007 was $300,000. The following represents a summary of the assets acquired and the liabilities assumed during the period ending March 31, 2007. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.00841 to 1 Tenge.

Cash	$154,283
Prepaids and other assets	1,326
Mineral properties	1,258,724
Accounts payable and accrued expenses	(2,935)
Long-term debt	(592,972)
Minority interest	(518,426)
Purchase price paid March 31, 2007	$300,000

During January 2010, subject to shareholder approval, the Company agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000 and other consideration.  The total value of the potential consideration to be received has not been determined.  The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements.  Management continues to believe that the value of the mineral property owned by the subsidiary has not been impaired, however an agreement for the sale of the subsidiary for less than its carrying value of $2,509,597 as of January 2010, would be an indication of impairment and result in the Company recording a loss on the sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2007, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Cigma Metals Corporation's shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity.

This document contains numerous forward-looking statements relating to our business.  The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements.  Operating, exploration and financial data, and other statements in this document are based on information we believe reasonable, but involve significant uncertainties as to future gold and silver prices, costs, ore grades, estimation of gold and silver reserves, mining and processing conditions, changes that could result from our future acquisition of new mining properties or businesses, the risks and hazards inherent in the mining business  (including environmental hazards, industrial accidents, weather or geologically related conditions),  regulatory and permitting matters,  and risks inherent in the ownership and operation of, or investment in, mining properties or businesses in foreign countries. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Florida on January 13, 1989, under the name "Cigma Ventures Corp."

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2007 and 2006 were used for exploration of our properties and general administration.

(B)	Significant developments during the three months ended March 31, 2007 and Subsequent Events

During 2007 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

In January 2007, the Company entered in an agreement with Eureka Mining PLC, a company registered in the United Kingdom, to acquire an ownership interest in the Dostyk Limited Liability Partnership, (the “Partnership” or "Dostyk"). The Partnership holds the exploration rights to explore 14,000 square kilometers in the Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan for precious and base metals.

Under the terms of the agreement with Eureka Mining PLC, the Company acquired a 51% interest in the Partnership by paying US $300,000 (paid January 25, 2007) into the charter capital of the Partnership. The acquisition is accounted for using purchase accounting. As a result of the purchase, the Company acquired control of Dostyk and consolidated the financial results of Dostyk including consideration of a non-controlling interest. In June 2007, the Company increased its ownership in the Partnership from 51% to 71% by contributing a further US $700,000 (paid June 13, 2007) to the Partnership’s charter capital. On September 14, 2007, the Company increased its ownership interest in the Partnership from 71% to 90% by contributing a further US $1,000,000 to the Partnership’s charter capital. In February 2008 the Company increased its ownership in the Partnership from 90% to 100% by paying US $400,000 (paid February 13, 2008) to the owners of the Partnership.

The Company’s results of operations include Dostyk’s results of operations since the date of acquisition. Pro forma results for the pre-consolidation period are not presented as they are not materially different from the Company’s historical consolidated financial statements.

As of March 31, 2007, the Company held a 51% interest in Dostyk. The aggregate cost of the acquisition through March 31, 2007 was $300,000. The following represents a summary of the assets acquired and the liabilities assumed during the period ending March 31, 2007. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.00841 to 1 Tenge.

Cash	$154,283
Prepaids and other assets	1,326
Mineral properties	1,258,724
Accounts payable and accrued expenses	(2,935)
Long-term debt	(592,972)
Minority interest	(578,426)
Purchase price paid March 31, 2007	$300,000

As of December 31, 2007, the Company held a 90% interest in Dostyk. The aggregate cost of the acquisition through December 31, 2007 was $2,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from

Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.00846 to 1 Tenge.

Cash	$1,040,115
Prepaids and other assets	39,540
Mineral properties	2,676,096
Equipment	119,341
Accounts payable and accrued expenses	(46,806)
Long-term debt	(1,168,818)
Minority interest	(659,468)
Purchase price paid in 2007	$2,000,000

During the three month period ended March 31, 2008, the Company acquired an additional 10% interest in Dostyk for a purchase price of US$400,000. At that date, the balance of non-controlling interest was in excess of the purchase price by $166,499. This amount was credited against the capitalized balance in mineral properties. As of that date, the Company owned 100% of Dostyk.

The 2008 acquisition of the remaining 10% interest in Dostyk was accounted for using the purchase method. The aggregate allocation of purchase price to mineral properties was $2,509,597.

(C)	Exploration and Development

We conduct our exploration and property acquisition activities from our head office, which is located at 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan. The telephone number is +7 327 2611 026.

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

We are currently concentrating our exploration activities in Kazakhstan.

Since 1989 we have acquired and disposed of a number of properties. We have not been successful in any of our exploration efforts to establish reserves on any of the properties that we owned or in which we have or have had an interest.

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

Russian Federation

Haldeevskaya License

The Haldeevskaya exploration license covers an area of 576 km2 and is located approximately 16 kilometers NE from Tomsk via paved highway. Excellent infrastructure is currently in place, including, maintained tarmac access roads, high tension power lines at 500 kilowatts per line, gravel vehicular access roads over the project area with close-spaced, 100 meter, cut lines over the target areas. The area is also close to the railheads in Tomsk, with links to the Trans Siberian Railway, and all infrastructures associated with a regional centre.

Geology of Haldeevskaya area is represented by the mid Devonian volcanogenic-sedimentary sediments of the Mitrofan suite, terrigenous (“black shale”) sediments of the Jurginsk, Pachinsk, Salamat suites of upper Devonian, and the Yarsk, Lagernosadsk stratus of the lower Carboniferous age.  The rock formations are deformed into the linear folds with the north-north-eastern strike and they are cut by the series of longitudinal, lateral and diagonal fractures of different type and order.  The area is located at the front zone of the Tomsk thrust above the granitoid intrusions that are inferred by geophysics. Dolerite and Monzonite dikes intrude Paleozoic rocks forming the series of dike zones with a north-western trend with an echelon-like arrangement of some dikes and their groups.  Mineralisation is focussed into areas associated with the thrusting. Towards the end of 19th and first half of the 20th centuries the region was one of the most prolific gold mining spots in Russia. The coarse gold was panned from the Tom river and the numerous drainage systems around the city of Tomsk. In late 1980 Geosphera made its first gold discoveries in hard rock.  As a result of the  geochemical and geophysical surveys a series of 6 highly prospective gold soil anomalies have been outlined   Of the 6 large anomalies the area currently considered the most perspective are the Semiluzhenskoye, Verkhnekamensk and Sukhorechenskoye prospects.  The Verkhnekamensk anomaly is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by Cigma, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometres with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralization. The first diamond drilling program has outlined vast areas of hydrothermal alteration, preliminary mineralogical investigations have discovered free gold in drill core from the upper part of the mineralization zone.

Tugojakovsk License

The Tugojakovsk exploration license covers an area of 164 km2 and is located 25 kilometers SE from the regional centre of Tomsk via paved highway. An excellent infrastructure is in place including excellent sealed roads, close access to railheads and the infrastructure associated with the regional centre of Tomsk.

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

The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralized carbonaceous shales.

Republic of Kazakhstan

Dostyk Area, Pavlodar Oblast

The Company through its 51% subsidiary Dostyk Ltd holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan and two mineral exploration licenses in the Tomsk Oblast Region, of the Russian Federation. In 2007 the Company was focused on exploration on Maykubinsk license in Kazakhstan due to advanced exploration stage of this area and high potential to discovery large-scale gold-copper porphyry deposits.  The Company’s strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

The region’s economy of Central Kazakhstan is predicated on mining, power generation and agriculture. Mining consists of giant coal mining at Karaganda, Ekibastuz and Maikube, mining of polymetallic, gold-rich volcanogenic massive sulphide deposits at Abyz, Maikain, Alpys and Souvenir. Roads and trails criss-cross the region to serve the agriculture and mining areas. Numerous high-tension power lines radiate out of several power generation stations in Ekibastuz to serve Kazakhstan and for power export to Russia.

Regional Geology and mineralization

Central Kazakhstan geological structure is represented by strong folded and dislocated Cambrian-Ordovician submarine volcanic and sedimentary rocks, covered by Silurian-Devonian sediments and Devonian felsitic volcanic suites with a whole series of stocks, dikes and sills of various ages. Late Paleozoic rocks are represented by Carboniferous and Jurassic marine and continental suites.

Mineral deposits are related in time and space to the various lithologies:
Gold-rich volcanogenic massive sulphide (VMS) deposits associated with Ordovician submarine volcanic rocks.
Porphyry gold-copper deposits associated with altered sub-volcanic dioritic intrusives presumable of Ordovician age.
Epithermal gold deposits associated with quartz veins and quartz-sulphide stockworks in Ordovician, Devonian and Permian intrusives of diorite to granite composition.
Lead-zinc mineralization associated with Silurian-Devonian siltstone and carbonate beds.
Coal deposits associated with Carboniferous marine and deltaic sedimentary rocks.
Titanium and zirconium-rich sands in Late Carboniferous beach sands.
Bauxite and nickel laterite deposits formed from modern weathering of Paleozoic limestones and Cambrian ultramafic rocks.

License and Contract commitments

License #785 of Central Kazakhstan area dated January 8, 1996 and Subsoil Contract # 759, dated Oct 11, 2001 belongs to Dostyk Ltd. Contract is valid until Jan 8, 2021. Exploration period expires on Dec 31, 2009. Dostyk has currently submitted to Kazakh Government an application for exploration extension till Dec 2011. The area of contract territory is at the present 2,774 sq km. The contract territory will be returned to the State by December 2011 except areas, which Dostyk would claim as commercial discoveries i.e. those prospects on which Kazakh style resources of C1-C2 categories would be proved.

Exploration Works 2007

After reviewing historical data and first drilling results, the exploration works in 2007 were focused mainly on following prospects: Beskauga, Berezki East, Quartzite Gorka, Ushtogan and Anino-Nikolaevo.

March 2007 Quarter was a time of transfer of the Dostyk project from previous owner to the Company. At the same time the Dostyk exploration team gathered historical geological and exploration data to establish an exploration program for 2007.

(D)	Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

For the three months ended March 31, 2007 we recorded a net loss of $275,147 (2006 net loss - $248,553) or $0.01 per share (2006 - $0.01).

Expenses – For the three months ended March 31, 2007 we recorded expenses of $319,648 (2006 - $243,795). This amount includes, professional fees - accounting $7,796 (2006 - $13,686) and legal $52,102 (2006 - $26,376).  Administrative and general expenses were $11,018 (2006 – $18,554), management and consulting fees $72,391 (2006 – $42,349), interest, bank charges and foreign currency losses $1,633 (2006 - $1,113). There were no property investigation costs in 2007 and in 2006 they amounted to $17,717.

For the three months ended March 31, 2007 we recorded exploration expenses of $174,708 (2006 - $124,000). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $174,708 (2006 - $0) and Tomsk Oblast, Russian Federation $0 (2006 - $24,000 – HaldeyGold, $100,000 - Tugojakovsk).

Depreciation expense – For the three months ended March 31, 2007 we recorded depreciation expense of $175 (2006 - $0).

(E)	Capital Resources and Liquidity

March 31, 2007 versus March 31, 2006

At March 31, 2007, we had cash of $2,865,172 (2006 - $12,441) and working capital of $3,134,828 (2006 working capital - $273,602) respectively. Total liabilities as of March 31, 2007 were $1,202,846 as compared to $54,704 on March 31, 2006, an increase of $1,148,142.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,023,424 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through March 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)	Plans for Year 2007

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so.

The exploration program of Year 2007 has aimed broad review of a large 14,600 sq km Maikubinsk license area to select most prospective targets for further exploration.

Out from over 140 occurrences and mineralized areas the Company has selected 10 prospects with four of them as top priority prospects:

•	Beskauga,
•	Berezki East,
•	Quartzite Gorka,
•	Ushtogan Anino-Nikolaevo

Since all of the prospects undergo in Soviet times preliminary exploration, the Company has established an exploration program targeting the most advanced prospects by diamond drilling, intense sampling, metallurgical and mineralogical studies.

Dostyk Exploration Program 2007
Program	Units	Q-ty	Price	Total US$
Diamond drilling	m	15,000	102.89	1,543,350
core samples splitting, crushing, pulverization	sample	15,000	11.00	165,000
Assays	analyse	17,100	7.00	119,700
Metallurgical test	sample	1	2,850.00	2,850
Resource estimation, Kaz standard	prospect	2	8,250.00	16,500
Transportation	month	12	11,000.00	132,000
Subtotal drilling+assays+resource	$			1,979,400
Exploration staff salary	$			83,809
Other on-site expenses	$			16,282
Total exploration works	$			2,079,491
Overheads	$			30,292
Other administration expenses	$			66,000
Sub total	$			2,175,783
Sundries 5%	$			108,789
Total	$			2,284,572

(G)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2006 and March 31, 2007 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2007 and December 31, 2006, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs  related  to  site  restoration  programs  are  accrued over the life  of  the  project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of its property, plant and equipment costs which would reduce our earnings and net assets.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T.	Controls and Procedures

Attached as exhibits to this Interim Report on Form 10-Q are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Interim Report on Form 10-Q includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Interim Report on Form 10-Q should be read in conjunction with the certifications for a more complete understanding of the matters presented.

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Interim Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Interim Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of March 31, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of two directors, and on our audit committee, which is comprised of two directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

(ii)
Lack of an independent financial expert on our audit committee.  We currently do not have an independent audit committee financial expert on our audit committee as defined by the SEC.  Pursuant to Section 407, we are required to disclose whether we have at least one "audit committee financial expert" on our audit committee in addition to whether the expert is independent of management. Since we do not have an independent audit committee financial expert, we have disclosed this fact; however, it is still the expectation that we obtain a financial expert on our audit committee.

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2007, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)
Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Quarterly Report on Form 10-Q. Such remediation activities include the following:

•
We continue to recruit one or more additional independent board members to join our board of directors.  We continue to recruit at least one additional financial expert to join as an independent board member and as an audit committee member.

•	In addition, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II.           OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on September 16, 1999 (SEC File No. 000-27355 99712713). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713).*

3.2.1	By-laws incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713). *

10.1.1	Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.2	Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.3	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.4	Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

10.2.1	Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.2	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.3	Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Principles, incorporated by reference to the registration statement on Form 10KSB filed on November 4, 2004 SEC File No. 000-27355 041117794). *

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigma Metals Corporation
Registrant

Date: February 17, 2010	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
Director

Date: February 17, 2010	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director