Form 10-Q
period 2007-06-30
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark, whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court
YES ☐ NO ☐

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets June 30, 2007 (unaudited) and December 31, 2006	3

	Interim Consolidated Statements of Operations (unaudited) Three and Six months ended June 30, 2007 and 2006; and for the period from January 13, 1989 (Inception) to June 30, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2007 and 2006 and for the period from January 13, 1989 (Inception) to June 30, 2007	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

SIGNATURES		28

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Expressed in U.S. Dollars)
	June 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Current
Cash	$2,379,164	$3,082,432
Available-for-sale securities	138,640	166,309
Prepaid expenses and other assets	284,699	-
Total current assets	2,802,503	3,248,741
Equipment, net	66,936	-
Mineral properties	1,818,344	-
Total assets	$4,687,783	$3,248,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,728	$54,915
Accounts payable - related party	7,863	-
Total current liabilities	34,591	54,915

Long-term debt	1,151,138	-
Total liabilities	1,185,729	54,915

Non-controlling interest	550,794	-

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
39,900,000 (2006 - 39,500,000) common shares	3,990	3,950
Additional paid in capital	6,947,454	6,714,494
Accumulated deficit during the exploration stage	(3,957,027)	(3,509,130)
Accumulated other comprehensive income (loss)	(43,157)	(15,488)
Stockholders' equity	2,951,260	3,193,826
Total liabilities and stockholders' equity	$4,687,783	$3,248,741

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)	Cumulative
Consolidated Statements of Operations	January 13	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1989 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	June 30	June 30	June 30	June 30	June 30
	2007	2007	2006	2007	2006
Expenses
Administrative and general	$306,235	$11,826	$43,506	$22,844	$62,060
Exploration costs
- HaldeyGold Project - partnership	796,261	-	24,000	-	48,000
- HaldeyGold Project - other	185,126	-	22,001	-	35,739
- Tugojakovsk Project	453,821	-	180,000	-	280,000
- Kazakhstan	273,317	98,609	-	273,317	-
Interest, bank charges and foreign currency exchange losses	16,888	1,367	799	3,000	1,912
Professional fees	531,686	13,671	27,353	73,569	67,415
Property investigation costs	119,717	-	-	-	3,979
Management and consulting fees	1,149,526	68,810	59,878	141,201	102,227
Total expenses	3,832,577	194,283	357,537	513,931	601,332
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	(6,000)	-	(12,000)
Interest income	209,813	28,084	26,959	61,516	28,201
Total other income (loss)	(128,968)	28,084	20,959	61,516	16,201
Net loss before non-controlling interest	(3,961,545)	(166,199)	(336,578)	(452,415)	(585,131)
Non-controlling interest	4,518	(6,551)	-	4,518	-
Net income (loss) for the period	$(3,957,027)	$(172,750)	$(336,578)	$(447,897)	$(585,131)
Basic and diluted loss per share		$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding		39,700,000	36,575,385	39,504,444	33,674,777

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows	Cumulative
(Expressed in U.S. Dollars)	January 13	Six months	Six months
(Unaudited)	1989 (inception)	Ended	Ended
	to June 30,	June 30	June 30
	2007	2007	2006
Cash flows used in operating activities
Net loss for the period	$(3,957,027)	$(447,897)	$(585,131)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	2,162	2,162	-
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	234,000	233,000	-
- partnership exploration costs	1,125,711	-	328,000
- writedown of investment in partnership interest	190,601	-	12,000
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(4,518)	(4,518)	-
Changes in operating assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(288,662)	(288,662)	-
- increase (decrease) in accounts payables and accrued liabilities	(236,030)	(290,945)	-
- increase (decrease) in accounts payable related party	7,863	7,863	(35,823)
Net cash used in operating activities	(2,410,276)	(788,997)	(280,954)
Cash flows used in investing activities
- purchase equipment	(69,099)	(69,099)	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(1,000,000)	(1,000,000)	(340,000)
Net cash used in investing activities	(2,715,388)	(1,069,099)	(340,000)

Cash flows from financing activities
- issuance of common stock	6,350,000	-	4,000,000
- loan proceeds	1,167,161	1,167,161
Net cash provided by financing activities	7,517,161	1,167,161	4,000,000

Effect of exchange rate changes on cash and cash equivalents	(12,333)	(12,333)	-
Increase (decrease) in cash and cash equivalents	2,379,164	(703,268)	3,379,046
Cash, beginning of year	-	3,082,432	250,170
Cash, end of period	$2,379,164	$2,379,164	$3,629,216

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $788,997 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The  interim  period unaudited consolidated financial statements have been prepared by the Company  pursuant  to  the  rules  and  regulations  of  the U.S. Securities and Exchange  Commission  (the  "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited (“Cigma BVI”) and its 71% subsidiary share in Dostyk LLP. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated in consolidation. Cigma BVI is inactive. Certain information and footnote disclosures normally  included  in  consolidated financial statements prepared in accordance with  accounting  principles  generally  accepted in the United States have been condensed  or  omitted  pursuant  to such SEC rules and regulations. The interim period  unaudited consolidated  financial  statements  should  be  read  together with the audited consolidated financial statements and accompanying notes included in the Company's  consolidated  audited financial statements for the years ended December  31,  2006  and  2005.  In  the  opinion of the Company, the unaudited consolidated  financial  statements  contained  herein  contain  all adjustments (consisting  of a normal recurring nature, with the exception of the impairment adjustment  discussed  below in "Long-Lived Assets Impairment") necessary to present a fair statement  of  the  results  of  the  interim  periods  presented.

2.	Significant Accounting Policies (continued)

(b)	Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at June 30, 2007 and December 31, 2006. No amounts were paid for income taxes or interest in 2007 or 2006.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at June 30, 2007 and 2006, and are stated at fair value. The cost of these securities is $181,797 at June 30, 2007 (2006 - $181,797) and the net unrealized holding loss of $43,157 and (2006 - $15,488) is included in accumulated other comprehensive income (loss) at June 30, 2007. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at June 30, 2007 are on securities that have a fair market value of $138,640 at June 30, 2007. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2007 and December 31, 2006, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at June 30, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$2,379,164	$2,379,164
Available-for-sale securities	138,640	138,640
Assets measured at fair value at June 30, 2007	$2,517,804	$2,517,804

Description	Fair Value at December 31, 2006	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$3,082,432	$3,082,432
Available-for-sale securities	166,309	166,309
Assets measured at fair value at December 31, 2006	$3,248,741	$3,248,741

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of June 30, 2007 and December 31, 2006, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at June 30, 2007 was U.S. $0.00833 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2007 or 2006 or in the cumulative period ending June 30, 2007.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of June 30, 2007 and December 31, 2006.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through June 30, 2007.

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

Components of comprehensive income (loss)	June 30, 2007	December 31, 2006
Net income (loss) for the period	$(447,897)	$(1,545,617)
Foreign currency translation adjustments	-	-
Unrealized gains (loss) on available-for-sale securities	(43,157)	(15,488)
Total comprehensive income (loss)	$(491,054)	$(1,561,105)

2.	Significant Accounting Policies (continued)

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable – related parties, and loan payable approximate their fair value because of the short-term nature of these instruments. Available for sale securities are recorded at the current market value.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(m)	Income Taxes

The Company has adopted ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carry amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

Recognition criterion to a tax provision is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2003 to 2007.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 800,000 stock options for 2007 (2006 – 900,000) and 8,000,000 warrants for 2007 (2006 – 8,000,000).

2.	Significant Accounting Policies (continued)

(o)	New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. This requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of accounting for nonrefundable advance payments for goods or services to be used in future research and development activities to have a material impact on its financial results.

3.	Equipment

	June 30, 2007	December 31, 2006
Machinery and Equipment	$8,070	$-
Transport Vehicles	55,078	-
Other Fixed Assets	5,304	-
Computer Software	648
	69,099	-
Accumulated depreciation	(2,162)	-
	$66,936	$-

The majority of equipment held at June 30, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at June 30, 2007 is $1,151,138 (2006 - $0).

5.	Available-for-sale securities

	Cost $	Gross Unrealized Gains $	Gross Unrealized (Losses) $	Net Accumulated Unrecognized Gains (Losses) $	Market Value $

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the period	-	11,293	(38,962)	(27,669)	(27,669)
June 30, 2007, equity securities	181,797	47,797	(90,954)	(43,157)	138,640

6.	Common Stock

In June 2007 the Company issued 200,000 common shares valued at $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

6.	Common Stock (cont’d)

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

A summary of the Company’s warrants outstanding at June 30, 2007 and December 31, 2006 and changes during the six months ended June 30, 2007 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, June 30, 2007	8,000,000	$0.713

1.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 12, 2006, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

2.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 26, 2005, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the six months ended June 30, 2007 Consulting Fees of $83,500 (six months ended June 30, 2006 - $79,430) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at June 30, 2007 is $7,863 (2006 - $4,644) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

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

As of June 30, 2007, the Company held a 71% interest in Dostyk. The aggregate cost of the acquisition through June 30, 2007 was $1,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008462 to 1 Tenge.

Cash	$394,865
Prepaids and other assets	202,137
Mineral properties	1,818,344
Equipment	47,525
Accounts payable and accrued expenses	(13,971)
Long-term debt	(817,308)
Minority interest	(631,592)
Purchase price paid in 2007	$1,000,000

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the six months ended June 30, 2007, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the six months ended June 30, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the Six months ended June 30, 2007 and Subsequent Events

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

As of June 30, 2007, the Company held a 71% interest in Dostyk. The aggregate cost of the acquisition through June 30, 2007 was $1,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008462 to 1 Tenge.

Cash	$394,865
Prepaids and other assets	202,137
Mineral properties	1,818,344
Equipment	47,525
Accounts payable and accrued expenses	(13,971)
Long-term debt	(817,308)
Minority interest	(631,592)
Purchase price paid in 2007	$1,000,000

As of December 31, 2007, the Company held a 90% interest in Dostyk. The aggregate cost of the acquisition through December 31, 2007 was $2,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008462 to 1 Tenge.

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

June 2007 Quarter

Exploration works on Dostyk project commenced in April 2007 with drilling on Berezki East and Quartzite Gorka Prospects.

Dostyk Total	June 30, 2007
		Volume	USD
Drilling (m)	m	4,240	231,250
Sample processing & assays	sample	4,430	31,508
Metallurgical tests	sample		0
Surveys	$		320
Data processing	$		1,296
Consulting services, wages, taxes, administration & others	$		74,246
TOTAL			338,620

Works completed on each prospect in quarter June 2007
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Geological mapping	USD
				Fire assay Au	ICP	km2
Berezki East	4	1,458	1,520	1,520	6,080	0	115,689
Berezki Central	2	653	660	660	2,640	0	64,652
Quartzite Gorka	8	2,147	2,250	2,250	9,000	0	158,279
TOTAL	14	4,258	4,430	4,430	17,720	0	338,620

Berezki East Gold-Copper Prospect

Primary Geology & Infrastructure

Berezki East is a part of a large-scale K-OZEK gold-copper-porphyry system with total area of 15km2.
The K-OZEK area is composed by strongly hydrothermaly altered volcanic and intrusive formations with numerous geochemical gold-copper anomalies. The gold-copper mineralization is associated with pyrite and chalcopyrite within wide-spread zones of chlorite-epidotic alteration.

Dostyk project is located in the North Eastern region of Kazakhstan near the Russian and Chinese border. Infrastructure is just perfect with roads and railways crossing the license area. The region has been mined for gold, base metals, nickel, coal and others. Power lines with voltage up to 1,150 kW cross the project area.

Berezki East is located 22km away from Ekibastuz with perfect roads connection, 19km by sealed road and 3km by dirt road.  Ekibastuz is a town with 110,000 population, a regional centre with well developed leaving infrastructure. It is the largest coal industry centre in Central Asia with number of power stations supplying energy to entire Kazakhstan and Asian part of Russia.

Exploration works & results

In 2007 the Company has completed 9 diamond drill holes (DDH) for a total of 3,122 meters with an average drill hole depth of 330 meters.

Berezki East 2007
	Volume		USD
Drill holes	drill holes	9
meters drilled	m	3,122	309,078
samples treatment	sample	3,215
Fire assays	assay	3,215	68,241
ICP assays	assay	12,860
Geol mapping	sq km	5	167
Data processing & administration			99,818
Berezki East total cost 2007			477,304

The most representative interceptions were obtained along drilling fence F2.

•
Drilling Fence F2. The drill holes of drilling fence F2 extended the results of the historical drilling by intercepting a bulk mineralization zone that is characterized by impressive grades for the porphyry systems, proximity to the surface and extension to the depth over 300m:

o	DDH Bz6, 112m grading 1.11g/t gold and 0.2% copper from surface, including 17.2m at 4.07g/t gold and 0.29% copper and 21.9m at 1.96g/t gold and 0.1% copper

o	DDH Bz7, 78m grading 0.59g/t gold and 0.12% copper from 70m, including 28m at 1.04g/t gold and 0.18% copper

The gold-copper mineralization remains open on both ends of the zones. The mineralization is represented by the steeply dipping linear zone. It has been traced down to a depth of 320 meters and remains open. The zone maintains a consistent width from the top to the bottom of app. 70m and estimated length of 350 meters.

Quartzite Gorka Gold-Copper Prospect

Primary Geology & Infrastructure

Quartzite Gorka is a part of a large-scale K-OZEK gold-copper-porphyry system with total area of 15km2 .The K-OZEK area is composed by strongly hydrothermaly altered volcanic and intrusive formations with numerous geochemical gold-copper anomalies. The gold-copper mineralization is associated with pyrite and chalcopyrite within wide-spread zones of chlorite-epidotic alteration. Beside Quartzite Gorka the K-OZEK area comprises five other high-prospective gold-copper deposits with exploration potential over three million ounces of gold equivalent.

Quartzite Gorka is located 19 km away from Ekibastuz and 5 km away from Berezki East Prospect with same infrastructure as Berezki East.

Exploration works & results

In 2007 the Company has completed 9 diamond drill holes (DDH) for a total of 2,548 meters. The drilling program was intended to explore both the lateral and vertical extension of the gold-copper mineralization controlled by north-west trending zone of hydrothermaly altered granodiorites. The most representative interceptions were observed along drilling fences F3 and F7.

Quartzite Gorka 2007
	Volume		USD
Drill holes	drill holes	9
meters drilled	m	2,548	252,252
samples treatment	sample	2,670
Fire assays	assay	2,670	56,669
ICP assays	assay	10,680
Geol mapping	sq km	5	167
Data processing & administration			99,818
Quartzite Gorka total cost 2007			408,906

•	Drilling Fence F3

The drill holes from fence F3 confirmed the results of historical drilling and also extended the mineralization beneath previous drilling and returned:

o	DDH Q1, 144.6m grading 0.42 g/t gold and 0.18% copper from 85.0m including 78m at 0.71 g/t gold and 0.3% copper from 85.0m

•	Drilling Fence F7

The drill holes (Q4, Q6, and Q7) of fence F7 extended the mineralization zone to the South and opened up great potential for the deposit by revealing extensive mineralization zones where drill hole Q6 was almost completely stayed within the mineralization and recorded the following interval:

o	DDH Q6, 238.0m grading 0.2 g/t gold and 0.2% copper from 220.0m

o	DDH Q4, 101.4m grading 0.35 g/t gold and 0.2% copper from 212.0m including 6.7m at 1.1 g/t gold and 0.2% copper from 180.0m

o	DDH Q7, 130.0m grading 0.16 g/t gold and 0.06% copper from 160.0m and 9.6m grading 0.11 g/t gold and 0.03% copper from 15m

The gold-copper mineralization remains open on strike and depth with estimated length over 1,000m, a width 80 to120 meters and length in dip direction over 300m.

Beskauga Gold-Copper Prospect

Primary Geology & Infrastructure

Beskauga is   a large gold-copper-porphyry system with an area of over 7 km2.  The deposit area is composed by strongly hydrothermaly altered volcanic and intrusive rocks with numerous geochemical gold-copper anomalies. The occurrence belongs to steeply dipping zones of sericite-pyrophyllite-quartz metasomatites and quartzites developed upon granodiorites intrusions of Late-Ordovician and Devonian age. Host rocks are volcanogenic sedimentary stratum of Middle-Upper Ordovician age. The gold-copper mineralization is represented by pyrite and chalcopyrite, some places by molybdenite.

Beskauga prospect is located 25 km from nearest rail way station and in vicinity from 1,150kW power line.

Exploration works & results

The Company has carried out in 2007 on Beskauga following works:

Beskauga 2007
	Volume		USD
Drill holes	drill holes	16
meters drilled	m	4,715	466,785
samples treatment	sample	4,510
Fire assays	assay	4,510	95,612
ICP assays	assay	13,530
Geol mapping	sq km	10	334
Data processing & administration			99,818
Beskauga total cost 2007			662,549

The drilling program of 2007 was targeting large geochemical anomalies of gold, copper and molybdenum obtained by previous exploration. The drilling led to a discovery of two large mineralization zones within aureole of hydrothermal alteration on area over 7 km2. The drilling confirmed over 2,000 meters of interrupted continuity for each mineralization zone along strike with an average width of approximately 200 meters for the eastern zone and 60 meters for the western zone. The gold-copper mineralization remains open on both ends of the zones. The mineralization is characterized by a steep dipping. It has been traced down to a depth of 400 meters and remains open. Both zones maintain a consistent width from the top to the bottom and vary only from one exploration fence to another from 70 to 440 meters in the eastern zone and 25m to 100m in the western zone.
The most representative interceptions were obtained along drilling fences F11 and F12.

Drilling Fence F11

The drill holes of drilling fence F11 extended the results of the historical drilling by intercepting a bulk mineralization zone that is characterized by impressive dimensions:

-	Length over 2,000m
-	Width over 440m
-	Length in dip direction over 350m

o	DDH Bg1, 263.9m grading 0.40g/t gold and 0.20% copper from 38m, including 71.9m at 0.50g/t gold and 0.23% copper

o	DDH Bg2, 286.8m grading 0.39g/t gold and 0.17% copper from 38m, including 64m at 0.61g/t gold and 0.22% copper

•	Drilling Fence F12

On fence F12 the drill holes have intersected down to a depth of 400 meters an extensive mineralization zone consisting of three bodies. The total width of mineralization zone is 280 meters.

o	DDH Bg3, 66.7m at 0.77g/t gold and 0.70% copper from 38.0m

o	DDH Bg6, 61.7m grading 0.19g/t gold and 0.12% copper from 37m and 98.6m grading 0.13g/t gold and 0.11% copper from 122m

The results of works 2007 was a discovery of bulk low-grade gold-copper mineralization with extension over 1.5km and a length in dip direction over 350m. The mineralization remains open on strike and depth.

(D)	Results of Operations

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

For the six months ended June 30, 2007 we recorded a net loss of $447,897 (2006 net loss - $585,131) or $0.01 per share (2006 - $0.02).

Expenses – For the six months ended June 30, 2007 we recorded expenses of $513,931 (2006 - $601,332). This amount includes, professional fees - accounting $7,467 (2006 - $20,049) and legal $66,102 (2006 - $47,366). Management and consulting fees totaled $141,201 (2006 - $102,227). There were no property investigation costs for the period ending June 30, 2007, in 2006 we had expenses of $3,979. Interest, bank charges and foreign currency exchange losses were $3,000 (2006 - $1,912).

For the six months ended June 30, 2007 we recorded exploration expenses of $273,317 (2006 - $363,739). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $273,317 (2006 - $0) and Tomsk Oblast, Russian Federation $0 (2006 - $83,739 HaldeyGold, $280,000 - Tugojakovsk).

Depreciation expense – For the six months ended June 30, 2007 we recorded depreciation expense of $2,162 (2006 - $0).

(E)	Capital Resources and Liquidity

June 30, 2007 versus June 30, 2006

At June 30, 2007, we had cash of $2,379,164 (2006 - $3,629,216) and working capital of $2,767,912 (2006 working capital - $3,810,101) respectively. Total liabilities as of June 30, 2007 were $1,185,729 as compared to $8,057 on June 30, 2006, an increase of $1,177,672.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $788,997 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through June 30, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

Dostyk Exploration Program 2007
Program	Units	Q-ty	Price	Total US$
Diamond drilling	m	15,000	102.89	1,543,350
core samples splitting, crushing, pulverization	sample	15,000	11.00	165,000
Assays	analyse	17,100	7.00	119,700
Metallurgical test	sample	1	2,850.00	2,850
Resource estimation, Kaz standard	prospect	2	8,250.00	16,500
Transportation	month	12	11,000.00	132,000
Subtotal drilling+assays+resource				$1,979,400
Exploration staff salary				$83,809
Other on-site expenses				$16,282
Total exploration works				$2,079,491
Overheads				$30,292
Other administration expenses				$66,000
Sub total				$2,175,783
Sundries 5%				$108,789
Total				$2,284,572

(G)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2006 and June 30, 2007 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2007 and December 31, 2006, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of June 30, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended June 30, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2007, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the        preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

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

In June 2007 the Company issued 200,000 common shares valued at $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

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