Form 10-Q
period 2007-09-30
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006	3

	Interim Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2007 and 2006; and for the period from January 13, 1989 (Inception) to September 30, 2007	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2007 and 2006 and for the period from January 13, 1989 (Inception) to September 30, 2007	5

	Notes to Interim Consolidated Financial Statements(unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(Expressed in U.S. Dollars)
	September 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Current
Cash	$1,686,796	$3,082,432
Available-for-sale securities	131,653	166,309
Prepaid expenses and other assets	59,026	-
Total current assets	1,877,475	3,248,741
Equipment, net	119,341	-
Mineral properties	2,678,174	-
Total assets	$4,674,990	$3,248,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$55,232	$54,915
Accounts payable - related party	14,278	-
Total current liabilities	69,510	54,915

Long-term debt	1,168,818	-
Total liabilities	1,238,328	54,915

Non-controlling interest	652,872	-

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
39,900,000 (2006 - 39,500,000) common shares	3,990	3,950
Additional paid in capital	6,947,454	6,714,494
Accumulated deficit during the development stage	(4,117,510)	(3,509,130)
Accumulated other comprehensive income (loss)	(50,144)	(15,488)
Stockholders' equity	2,783,790	3,193,826

Total liabilities and stockholders' equity (deficiency)	$4,674,990	$3,248,741

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months	Nine months	Nine months
	1989 (inception)	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30	September 30
	2007	2007	2006	2007	2006
Expenses
Administrative and general	$361,359	$55,124	$28,664	$77,968	$90,724
Exploration costs
- HaldeyGold Project - partnership	796,261	-	145,266	-	193,266
- HaldeyGold Project - other	185,126	-	13,518	-	49,257
- Tugojakovsk Project	453,821	-	8,000	-	288,000
- Kazakhstan	290,773	17,456	-	290,773	-
Interest, bank charges and foreign currency exchange losses	17,536	648	1,262	3,648	3,174
Professional fees	550,824	19,138	46,740	92,707	114,155
Property investigation costs	119,717	-	3,546	-	7,525
Management and consulting fees	1,229,209	79,683	52,770	220,884	154,997
Loss before other items	4,004,626	172,049	299,766	685,980	901,098
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	(36,317)	-	(48,317)
Interest income	221,379	11,566	41,568	73,082	69,769
Total other income (loss)	(117,402)	11,566	5,251	73,082	21,452
Net loss before non-controlling interest	(4,122,028)	(160,483)	(294,515)	(612,898)	(879,646)
Non-controlling interest	4,518	-	-	4,518	-
Net income (loss) for the period	$(4,117,510)	$(160,483)	$(294,515)	$(608,380)	$(879,646)
Basic and diluted loss per share		$(0.00)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding		39,700,000	39,500,000	39,570,588	35,645,074

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Nine months	Nine months
	1989 (inception)	Ended	Ended
	to September 30,	September 30	September 30
	2007	2007	2006
Cash flows used in operating activities
Net loss for the period	$(4,117,510)	$(608,380)	$(879,646)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	5,898	5,898	-
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	234,000	233,000	-
- partnership exploration costs	1,125,711	-	481,266
- writedown of investment in partnership interest	190,601	-	48,317
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(4,518)	(4,518)	-
Changes in operating assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(58,724)	(58,724)	-
- increase (decrease) in accounts payables and accrued liabilities	34,048	(20,867)	(34,768)
- increase (decrease) in accounts payable related party	14,278	14,278	-
Net cash used in operating activities	(2,060,592)	(439,313)	(384,831)
Cash flows used in investing activities
- purchase equipment	(125,239)	(125,239)	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	(529,583)
- acquisition of mineral property costs	(2,000,000)	(2,000,000)	-
Net cash used in investing activities	(3,771,528)	(2,125,239)	(529,583)

Cash flows from financing activities
- issuance of common stock	6,350,000	-	4,000,000
- loan proceeds	1,158,873	1,158,873
Net cash provided by financing activities	7,508,873	1,158,873	4,000,000

Effect of exchange rate changes on cash and cash equivalents	10,043	10,043	-
Increase (decrease) in cash and cash equivalents	1,686,796	(1,395,636)	3,085,586
Cash, beginning of year	-	3,082,432	250,170
Cash, end of period	$1,686,796	$1,686,796	$3,335,756

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $439,313 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The interim period unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited (“Cigma BVI”) and its 90% subsidiary share in Dostyk LLP. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated in consolidation. Cigma BVI is inactive. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period unaudited consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the years ended December 31, 2006 and 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature, with the exception of the impairment adjustment discussed below in "Long-Lived Assets Impairment") necessary to present a fair statement of the results of the interim periods presented.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at September 30, 2007 and December 31, 2006. No amounts were paid for income taxes or interest in 2007 or 2006.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at September 30, 2007 and 2006, and are stated at fair value. The cost of these securities is $181,797 at September 30, 2007 (2006 - $181,797) and the net unrealized holding loss of $50,144 and (2006 - $15,488) is included in accumulated other comprehensive income (loss) at September 30, 2007. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at September 30, 2007 are on securities that have a fair market value of $131,653 at September 30, 2007. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2007 and December 31, 2006, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at September 30, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$1,686,796	$1,686,796
Available-for-sale securities	131,653	131,653
Assets measured at fair value at September 30, 2007	$1,818,449	$1,818,449

Description	Fair Value at December 31, 2006	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$3,082,432	$3,082,432
Available-for-sale securities	166,309	166,309
Assets measured at fair value at December 31, 2006	$3,248,741	$3,248,741

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of September 30, 2007 and December 31, 2006, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at September 30, 2007 was U.S. $0.008462 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2007 or 2006 or in the cumulative period ending September 30, 2007.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of September 30, 2007 and December 31, 2006.

(j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with GAAP. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through September 30, 2007.

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

Accumulated other comprehensive income consists of the following at September 30, 2007 and December 31, 2006:

Components of comprehensive income (loss)	September 30, 2007	December 31, 2006
Net income (loss) for the period	$(608,380)	$(1,545,617)
Foreign currency translation adjustments	-	-
Unrealized gains (loss) on available-for-sale securities	(50,144)	(15,488)
Total comprehensive income (loss)	$(658,524)	$(1,561,105)

2.	Significant Accounting Policies (continued)

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. This requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial results.

3.	Equipment

	September 30, 2007	December 31, 2006
Machinery and Equipment	$51,309	$-
Transport Vehicles	67,534	-
Other Fixed Assets	5,623	-
Computer Software	772
	125,239	-
Accumulated depreciation	(5,898)	-
	$119,341	$-

The majority of equipment held at September 30, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at September 30, 2007 is $1,168,818 (2006 - $0).

5.	Available-for-sale securities

	Cost $	Gross Unrealized Gains $	Gross Unrealized (Losses) $	Net Accumulated Unrecognized Gains (Losses) $	Market Value $

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the period	-	14,612	(49,268)	(34,656)	(34,656)
September 30, 2007, equity securities	181,797	51,116	(101,260)	(50,144)	131,653

6.	Common stock

During the quarter ended September 30, 2007 the Company had not issued any new common stock. In June 2007 the Company issued 200,000 common shares valued at $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

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

6.	Common stock (cont’d)

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

A summary of the Company’s warrants outstanding at September 30, 2007 and December 31, 2006 and changes during the nine months ended September 30, 2007 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, September 30, 2007	8,000,000	$0.713

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

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine months ended September 30, 2007 Consulting Fees of $133,000 (nine months ended September 30, 2006 - $118,750) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at September 30, 2007 is $14,278 (2006 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

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

As of September 30, 2007 and December 31, 2007, the Company held a 90% interest in Dostyk. The aggregate cost of the acquisition through September 30, 2007 was $2,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008462 to 1 Tenge.

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the nine months ended September 30, 2007, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the nine months ended September 30, 2007 and 2006 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2006 and the related annual MD&A included in the December 31, 2006 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the Nine months ended September 30, 2007 and Subsequent Events

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

As of September 30, 2007 and December 31, 2007, the Company held a 90% interest in Dostyk. The aggregate cost of the acquisition through September 30, 2007 was $2,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008462 to 1 Tenge.

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

We conduct our exploration and property acquisition activities from our head office, which is located at 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan. The telephone number is +7 327 2611 026

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities.  Our continued operations and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, confirmation of our interest in the underlying properties, our ability to obtain necessary financing to complete the development and upon future profitable production.

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

Republic of Kazakhstan

Dostyk Area, Pavlodar Oblast

The Company through its 91% subsidiary Dostyk Ltd holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan and two mineral exploration licenses in the Tomsk Oblast Region, of the Russian Federation. In 2007 the Company was focused on exploration on Maykubinsk license in Kazakhstan due to advanced exploration stage of this area and high potential to discovery large-scale gold-copper porphyry deposits.  The Company’s strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

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

June 2007 Quarter

Exploration works on Dostyk project commenced in April 2007 with drilling on Berezki East and Quartzite Gorka Prospects.

Dostyk Total	June 30, 2007
		Volume	USD
Drilling (m)	m	4,240	231,250
Sample processing & assays	sample	4,430	31,508
Metallurgical tests	sample		0
Surveys			$320
Data processing			$1,296
Consulting services, wages, taxes, administration & others			$74,246
TOTAL			338,620

Works completed on each prospect in quarter June 2007
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Geological mapping	USD
				Fire assay Au	ICP	km2
Berezki East	4	1,458	1,520	1,520	6,080	0	115,689
Berezki Central	2	653	660	660	2,640	0	64,652
Quartzite Gorka	8	2,147	2,250	2,250	9,000	0	158,279
TOTAL	14	4,258	4,430	4,430	17,720	0	338,620

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

The drill holes (Q4, Q6, Q7) of fence F7 extended the mineralization zone to the South and opened up great potential for the deposit by revealing extensive mineralization zones where drill hole Q6 was almost completely stayed within the mineralization and recorded the following interval:

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

September 2007 Quarter

Works completed on each prospect in quarter September 2007
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Geological mapping	USD
				Fire assay Au	ICP	km2
Berezki East	1	306	315	315	1,260	5	88,635
Quartzite Gorka	1	401	420	420	1,680	5	101,873
Anino-Nikolayevo	23	4,482	4,535	4,535	18,140	10	645,642
Beskauga	5	1,367	1,300	1,300	3,900	10	228,826
TOTAL	30	6,556	6,570	6,570	24,980	30	1,064,976

In September 2007 quarter the company continued drilling on Berezki East, Quartzite Gorka, Beskauga prospects and commenced drilling on Anino-Nikolaevo prospect.

Anino-Nikolaevo (AN) Copper-Gold Prospect

Primary Geology & Infrastructure

Anino-Nikolaevo is represented by two sections Anino & Nikolaevo located in same fault zone and distanced from each other by 2.5km.
The Anino mineralization is situated in a linear zone of brecciaed and silicified andesite tuffs. The length of the zone at the surface is 230m by width 5 to 20m. Strong malachite mineralization is presented at the surface and in historical trenches and shallow pits.
Anino-Nikolaevo is located 93km from Ekibastuz town and only 3km from bitumen road and high voltage power line.

Exploration works & results

The interesting results have been achieved only in 2 out of 11 drill holes. DDH#2 on Fence #2 has obtained and interval of 16.5 m at 2.65% copper. DDH #4 on Fence #3 has intersected 63m at 1.25% copper and was apparently drilled in dip direction. The entire length of traced mineralization was only 70m. Thus the Anino zone is represented by pocket-like copper accumulations and therefore is not interested for further exploration.

Nikolaevo zone is represented by bulk pyrite mineralization in andesite tuffs. Quite high gold grades (up to 17g/t) were defined in grab and channel samples from historic trenches. The company has drilled 12 diamond drill holes to trace these gold grades. However in all drill holes the gold grades varied from 0.05g/t to 0.6g/t only. Apparently high gold grades at the surface are related to sporadic gold accumulations in weathering crust.

Anino-Nikolayevo 2007
	Volume		USD
Drill holes	drill holes	23
meters drilled	m	4,482	443,718
samples treatment	sample	4,535
Fire assays	assay	4,535	96,142
ICP assays	assay	18,140
Geol mapping	sq km	10	334
Data processing & administration			99,818
Anino-Nikolayevo total cost 2007			640,012

(D)	Results of Operations

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007 we recorded a net loss of $608,380 (2006 net loss - $879,646) or $0.02 per share (2006 - $0.02).

Expenses – For the nine months ended September 30, 2007 we recorded expenses of $685,980 (2006 - $901,098). This amount includes, professional fees - accounting $14,373 (2006 - $20,049) and legal $78,334 (2006 - $94,106). Management and consulting fees were $220,884 (2006 - $154,997), interest, bank charges and foreign currency exchange losses for September 30, 2007 were $3,648 (2006 – 3,174). There were no property investigation costs for September 30, 2007, however in 2006 there were costs of $7,525.

For the nine months ended September 30, 2007 we recorded exploration expenses of $290,773 (2006 - $530,523). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $290,773 (2006 - $0) and Tomsk Oblast, Russian Federation $0 (2006 - $530,523).

Depreciation expense – For the nine months ended September 30, 2007 we recorded depreciation expense of $5,898 (2006 - $0).

(E)	Capital Resources and Liquidity

September 30, 2007 versus September 30, 2006

At September 30, 2007, we had cash of $1,686,796 (2006 - $3,335,756) and working capital of $1,807,965 (2006 working capital - $3,491,250) respectively. Total liabilities as of September 30, 2007 were $1,238,328 as compared to $9,112 on September 30, 2006, an increase of $1,229,216.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $439,313 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through September 30, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2006 and September 30, 2007 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2007 and December 31, 2006, the Company did not have proven reserves.

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

(G)	Off-balance Sheet Arrangements and Contractual Obligations

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of September 30, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended September 30, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2007, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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