Form 10-K
period 2007-12-31
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number                0-27355

CIGMA METALS CORPORATION
(Exact Name of registrant as specified in its charter)

Florida	98-0203244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18, 80 Furmanova Str, Almaty, Republic of Kazakhstan
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(+7) 327-2611 026

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	Pink Sheets
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes       ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ❒	Accelerated Filer: ❒
Non-accelerated filer: ❒ (Do not check if a smaller reporting company)	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$19,056,000 as of June 30, 2007

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,500,000 shares of Common Stock were outstanding as of February 17, 2010.

PART I
BUSINESS

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Description of Business,” Item 2. “Description of Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements” and Item 13. “Certain Relationships and Related Transactions and Director Independence”.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this report.

Item 1.	Description of Business

Business Development

We were incorporated under the laws of the State of Florida on January 13, 1989 as "Cigma Ventures Corporation". On April 17, 1999 we changed our name to “Cigma Metals Corporation” and are in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  Through our Russian subsidiary, we are engaged in the exploration of gold and silver mining properties located in the Russian Federation and the Republic of Kazakhstan, and have not yet determined whether our properties contain mineral reserves that may be economically recoverable.

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

We currently have interest in three (3) properties none of which contain any reserves. Please refer to “Description of Properties.” We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities.

We have not been involved in any bankruptcy, receivership or similar proceedings.

Our Principal Products and Their Markets

We are a junior mineral exploration company. Our strategy is to concentrate our investigations into: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in the Russian Federation and the Republic of Kazakhstan.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risks Factors”

Significant Developments in fiscal 2007 and Subsequent Events

For the year ended December 31, 2007 we recorded exploration expenses of $1,412,265 compared to $618,085 in fiscal 2006. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $1,412,265 (2006 - $0) and Russian Federation $0 (2006 - $618,085).

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

Distribution Methods of Our Products and Services

We are a mineral exploration company and are not in the business of distributing any products or services.

Status of Any Publicly Announced New Product or Service

We have no plans for new products or services that we do not already offer.

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Vast areas of Kazakhstan have been explored and in some cases staked through mineral exploration programs.  Vast areas also remain unexplored.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies. In effect, we are also competitive with senior companies who are doing grass roots exploration. In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration. We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.  Currently, we do not have sufficient funds for further exploration.

As long as management of our company remains committed to building a portfolio of mineral exploration properties principally through their own efforts, we will be able to continue operating on modest cash reserves for an extended period of time. We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Kazakhstan.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, we do not require sources of raw materials and do not have principal suppliers in the way which applies to manufacturing companies.  Our raw materials are, in effect, mineral exploration properties which we may stake or acquire from third parties. Our management team seeks to assemble a portfolio of quality mineral exploration properties in Brazil.  Initially, we will operate in the field with our president, Technical director and various consultants on an as needed basis.  This will enable us to assemble a portfolio of properties through grass roots exploration and staking.  We will also acquire new properties through option agreements where new properties can be acquired on favorable terms.

Dependence on One or a Few Major Customers

We are in the business of mining exploration.  We are not selling any product or service and therefore have no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Our Company does not own any patents or trademarks.  We are not party to any labor agreements or contracts.  Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for any government approval of principal products or services

As a mineral exploration company, we are not in a business which requires extensive government approvals for principal products or services.

In the event mining claims which we acquire in the future prove to host viable ore bodies, we would likely sell or lease the deposit to a company whose business is the extraction and treatment of ore. This company would undertake the sale of metals or concentrates and pay us a net smelter royalty as specified in a future lease agreement.  All responsibility for government approvals pertaining to mining methods, environmental impacts and reclamation would be the responsibility of this contractor.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

The mining industry in the Republic of Kazakhstan and the Russian Federation is highly regulated. Our president and Technical director have extensive industry experience and are familiar with government regulations respecting the initial acquisition and early exploration of mining claims in the Republic of Kazakhstan and the Russian Federation.  The Company is required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction.  We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in The Republic of Kazakhstan and the Russian Federation. We propose to adhere strictly to the regulatory framework which governs mining operations in the Republic of Kazakhstan and the Russian Federation.

Effect of existing or probable governmental regulations on our business.

Management is unaware of any existing or probable government regulations which would have a positive or negative impact on our company's business.

Costs and effects of compliance with environmental laws (federal, state and local)

At the present time, our costs of compliance with environmental laws are minimal.  In the event that claims which we may acquire in the future host a viable ore body, the costs and affects of compliance with environmental laws will be incorporated in the exploration plan for these claims.  These exploration plans will be prepared by qualified mining engineers.

Number of total employees and number of full time employees

As of December 31, 2007 there were five part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $5,549,677 for the period from our inception (January 13, 1989) through December 31, 2007 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. We are subject to all of the risks inherent to an exploration stage business enterprise, such as limited capital mineralized materials, lack of manpower, and possible cost overruns associated with our exploration programs. Potential investors must also weigh the likelihood of success in light of any problems, complications, and delays that may be encountered with the exploration of our properties.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2007 and 2006 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have never generated revenues and we have never been profitable. Prior to completing exploration on our mineral properties, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our properties, we will fail and you will lose your entire investment.

None of the properties in which we have an interest or the right to earn an interest have any known reserves.

We currently have an interest or the right to earn an interest in three properties, none of which have any reserves. Based on our exploration activities through the date of this Form 10-K, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our properties, and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-K.

We are subject to all the risks inherent to mineral exploration, which may have an adverse affect on our business operations.

Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment.

We are subject to the numerous risks and hazards inherent to the mining industry and resource exploration including, without limitation, the following:

•	interruptions caused by adverse weather conditions;
•	unforeseen limited sources of supplies resulting in shortages of materials, equipment and availability of experienced manpower.

The prices and availability of such equipment, facilities, supplies and manpower may change and have an adverse effect on our operations, causing us to suspend operations or cease our activities completely.

It is possible that our title for the properties in which we have an interest will be challenged by third parties.

We have not obtained title insurance for our properties.  It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may lose our interest in such properties.

Our failure to compete with our competitors in mineral exploration for financing, acquiring mining claims, and for qualified managerial and technical employees will cause our business operations to slow down or be suspended.

Our competition includes large established mineral exploration companies with substantial capabilities and with greater financial and technical mineralized materials than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We may also compete with other mineral exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

Compliance with environmental regulations applicable to our operations may adversely affect our capital liquidity.

All phases of our operations in the Republic of Kazakhstan and the Russian Federation, where our properties are located, will be subject to environmental regulations.  Environmental legislation in the Republic of Kazakhstan and the Russian Federation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if the mining claims are not restored to its original condition upon termination of our activities.

Our executive officers devote and will continue to devote only a limited amount of time to our business activities.

Mr. Lars Pearl, our president and chief executive officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business.  As we expand our activities, a need for full time management may arise.  In such an event, should Mr. Pearl be unwilling to dedicate more of his time to our business or if we fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Messrs. Pearl, Gomez de Segura and Mueller, who serve as directors, may also be directors of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favourable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies.  In an effort to balance their conflicting interests, our directors may approve terms equally favourable to all of their companies as opposed to negotiating terms more favourable to us but adverse to their other companies.  Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

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

There is only a limited trading market for our common stock on the Pink Sheets. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.  It may also cause fewer broker dealers to make a market in our stock.

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (the “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Future sales of shares by us may reduce the value of our stock.

If required, we will seek to raise additional capital through the sale of our common stock.  Future sales of shares by us could cause the market price of our common stock to decline and may result in further dilution of the value of the shares owned by our stockholders.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Description of Properties

Office Premises

We conduct our activities from our principal and technical office located at 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan. We believe that these offices are adequate for our purposes.  We do not own any real property or significant assets. Management believes that this space will meet our needs for the next 12 months.

Mining Properties

Our properties are in the preliminary exploration stage and do not contain any known bodies of ore.

We conduct exploration activities from our principal and technical office located at 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan. The telephone number is (+7) 327-2611 026.  We believe that these offices are adequate for our purposes and operations.

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in the Republic of Kazakhstan and the Russian Federation.

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risk Factors.”

We currently have an interest in three (3) projects, two located in the Tomask Oblast region in the Russian Federation and one located in the Republic of Kazakhstan.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Properties

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

Republic of Kazakhstan

Dostyk Area, Pavlodar Oblast

The Company through its 90% subsidiary Dostyk LLP holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan.  The Dostyk property covers and area of 14,000 square kilometers, in northern Kazakhstan in a region which has been producing gold and base metals for decades including Zinc, Copper, Nickel, Lead and Gold in various geological environments.  Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives.  Currently, over 130 known mineral occurrences occur on the property, and the Company has selected 5 targets as the focus of the 2007 exploration campaign.  The area has a well-developed infrastructure including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighbouring Russia.

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

Mineral deposits are related in time and space to the various lithologies:
-	Gold-rich volcanogenic massive sulphide (VMS) deposits associated with Ordovician submarine volcanic rocks.
-	Porphyry gold-copper deposits associated with altered sub-volcanic dioritic intrusives presumable of Ordovician age.
-	Epithermal gold deposits associated with quartz veins and quartz-sulphide stockworks in Ordovician, Devonian and Permian intrusives of diorite to granite composition.
-	Lead-zinc mineralization associated with Silurian-Devonian siltstone and carbonate beds.
-	Coal deposits associated with Carboniferous marine and deltaic sedimentary rocks.
-	Titanium and zirconium-rich sands in Late Carboniferous beach sands.
-	Bauxite and nickel laterite deposits formed from modern weathering of Paleozoic limestones and Cambrian ultramafic rocks.

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

The K-OZEK area is composed by strongly hydrothermaly altered volcanic and intrusive formations with numerous geochemical gold-copper anomalies. The gold-copper mineralisation is associated with pyrite and chalcopyrite within wide-spread zones of chlorite-epidotic alteration.

Dostyk project is located in the North Eastern region of Kazakhstan near Russian and Chinese border. Infrastructure is just perfect with roads and railways crossing the license area. The region has been mined for gold, base metals, nickel, coal and others. Power lines with voltage up to 1,150 kW cross the project area.

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

•
Drilling Fence F2. The drill holes of drilling fence F2 extended the results of the historical drilling by intercepting a bulk mineralization zone that is characterized by impressive grades for the porphyry systems, proximity to the surface and extension to the depth over 300m:

o	DDH Bz6,112m grading 1.11g/t gold and 0.2% copper from surface, including 17.2m at 4.07g/t gold and 0.29% copper and 21.9m at 1.96g/t gold and 0.1% copper
o	DDH Bz7, 78m grading 0.59g/t gold and 0.12% copper from 70m, including 28m at 1.04g/t gold and 0.18% copper

The gold-copper mineralization remains open on both ends of the zones. The mineralization is represented by the steeply dipping linear zone. It has been traced down to a depth of 320 meters and remains open. The zone maintains a consistent width from the top to the bottom of app. 70m and estimated length of 350 meters.

Quartzite Gorka Gold-Copper Prospect

Primary Geology & Infrastructure

Quartzite Gorka is a part of a large-scale K-OZEK gold-copper-porphyry system with total area of 15km2 .The K-OZEK area is composed by strongly hydrothermaly altered volcanic and intrusive formations with numerous geochemical gold-copper anomalies. The gold-copper mineralisation is associated with pyrite and chalcopyrite within wide-spread zones of chlorite-epidotic alteration. Beside Quartzite Gorka the K-OZEK area comprises five other high-prospective gold-copper deposits with exploration potential over three million ounces of gold equivalent.

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

The drill holes from fence F3 confirmed the results of historical drilling and also extended the mineralization beneath previous drilling and returned:

o	DDH Q1 144.6m grading 0.42 g/t gold and 0.18% copper from 85.0m including 78m at 0.71 g/t gold and 0.3% copper from 85.0m

◦      Drilling Fence F7

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

Drilling Fence F11

The drill holes of drilling fence F11 extended the results of the historical drilling by intercepting a bulk mineralization zone that is characterized by impressive dimensions:

—	Length over 2,000m
—	Width over 440m
—	Length in dip direction over 350m

o	DDH Bg1, 263.9m grading 0.40g/t gold and 0.20% copper from 38m, including 71.9m at 0.50g/t gold and 0.23% copper

o	DDH Bg2, 286.8m grading 0.39g/t gold and 0.17% copper from 38m, including 64m at 0.61g/t gold and 0.22% copper

•	Drilling Fence F12

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

Anino-Nikolayevo 2007
	Volume		USD
Drill holes	drill holes	23
meters drilled	m	4,482	443,718
samples treatment	sample	4,535
Fire assays	assay	4,535	96,142
ICP assays	assay	18,140
Geol mapping	sq km	10	334
Data processing & administration			99,818
Anino-Nikolayevo total cost 2007			640,012

December 2007 Quarter

Works completed on each prospect in quarter December 2007
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Met tests	USD
				Fire assay Au	ICP	sample
Berezki East	2	705	720	720	2,880	0	174,479
Beskauga	11	3,348	3,210	3,210	9,630	0	594,761
Ushtogan						2	22,956
TOTAL	13	4,053	3,930	3,930	12,510	2	792,196

In December 2007 quarter the Company continued infill and extension drilling on Berezki East and Beskauga prospects and collected two small (12kg each) metallurgical samples on Ushtogan prospect.

Primary Geology & Infrastructure

Ushtogan is situated in South-West corner of the license area and is represented by linear system of quartz veining with gold mineralization discovered and partially explored by trenches and drilling still in Soviet times.

Exploration works & results

Geological mapping carried out by Dostyk on Ushtogan was associated with re-sampling of trenches. The assays have confirmed presence of gold in trenches on zone length over 350m by width 2 to 14m. The gold grades vary from 0.1g/t to 12g/t averaging 2.5g/t. The prospect was prepared for drilling in 2008. Two small metallurgical samples were processed for gold recovery by means of cyanidation.  As a results there have been achieved positive gold recovery of 81% and 82% respectively by crushing size 200 mesh.

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the Pink Sheets. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the NASD OTC Bulletin Board for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 – High	$0.900	$0.600	$0.680	$0.600
2007 – Low	$0.520	$0.390	$0.300	$0.200
2006 – High	$1.270	$1.600	$1.250	$1.010
2006 – Low	$0.575	$0.850	$0.870	$0.750
2005 – High	$1.525	$1.575	$1.550	$1.426
2005 – Low	$1.350	$1.450	$1.000	$1.010
2004 – High	$1.125	$1.125	$1.450	$1.500
2004 – Low	$0.505	$0.750	$0.655	$0.725

Our stock is also quoted in the Frankfurt Exchange under the symbols “C9K.FSE,” and “C9K.ETR”.

(1)	The high and low bid prices for our Common Stock for the Fourth Quarter of 2007 were for the period October 1, 2007 to December 31, 2007.

As of December 31, 2007, there were 9 holders of record of the Common Stock.

No cash dividends were paid in 2007 or 2006. No cash dividends have been paid subsequent to December 31, 2007. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2007.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2007.

Item 6.	Selected Financial Data

The Company has not generated any operating revenues to date. Since incorporation it has been inactive as far as mining activities are concerned.  The Company’s plans, funding requirements, sources and alternatives relating thereto are presented and discussed in “Item 7 - "Management’s Discussion and analysis of Financial Condition and Results of Operations".

The following table below sets forth, for the periods and the dates indicated selected financial data for the Company.  This information should be read in conjunction with the Company's Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2007 and “Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.  To date the Company has not paid any dividends on the Common Shares and it does not expect to pay dividends in the foreseeable future.

The Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in United States ("US GAAP").

FIVE YEAR COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA (expressed in U.S. dollars unless otherwise indicated)

Period Type	12 Months	12 Months	12 Months	12 Months	12 Months
Fiscal Year End	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Current Assets	$1,292,567	$3,248,741	$431,967	$566,160	$279,227
Total Assets	4,084,372	3,248,741	431,967	566,160	279,227
Current Liabilities	1,077,410	54,915	43,880	21,722	46,738
Long term Liabilities	1,166,056	-	-	-	-
Minority Interest	526,651	-	-	-	-
Common Stock	6,814,444	6,718,444	2,051,600	1,701,600	701,600
Other Equity	(5,500,189)	(3,524,618)	(1,963,513)	(1,157,162)	(469,111)
Total Liability and Equity	4,084,372	3,248,741	431,967	566,160	279,227
Other Expenses	1,909,808	1,545,617	888,224	657,031	17,631
Income (Loss) Pre-tax	(1,909,808)	(1,545,617)	(888,224)	(657,031)	(17,631)
Net Income (Loss)	(1,909,808)	(1,545,617)	(888,224)	(657,031)	(17,631)
EPS Basic	(0.05)	(0.04)	(0.03)	(0.02)	(0.00)
EPS Diluted	(0.05)	(0.04)	(0.03)	(0.02)	(0.00)
Common Shares Issued and Outstanding	39,700,000	39,500,000	30,700,000	14,000,000	14,000,000

Item 7.	Management’s Discussion and analysis of Financial Condition and results of Operations

(A)	General

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide.  We were incorporated under the laws of the State of Florida on January 13, 1989, under the name "Cigma Ventures Corporation." We conduct our exploration and property acquisition activities through our head office which is located at is located at 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan. The telephone number is (+7) 327 – 2611 026.

We had no revenues during fiscal 2007 and 2006. Funds raised in fiscal 2007 and 2006 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2007 (Fiscal 2007) versus Year Ended December 31, 2006 (Fiscal 2006)

For the year ended December 31, 2007 we recorded a loss of $1,909,808 or $0.05 per share, compared to a loss of $1,545,617 or $0.04 per share in 2006.

General and administrative expenses – For the year ended December 31, 2007 we recorded general and administrative expenses of $712,642 (fiscal 2006 - $978,282). The fiscal 2007 amount includes professional fees - accounting $14,070 (fiscal 2006 - $56,755) and legal $93,741 (fiscal 2006 - $196,012).

Exploration expenditures - For the year ended December 31, 2007, we recorded total exploration costs of $1,412,265 compared to $618,085 in fiscal 2006. Exploration expenses on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 (2006 - $288,635).

The Company’s investment in the HaldeyGold partnership interest is as follows:

	January 13, 1989 (inception) to December 31, 2007	Year ended December 31, 2007	Year ended December 31, 2006
Capital invested	$986,862	$-	$289,833
Exploration costs incurred	(796,261)		(231,866)
	190,601	-	57,967
Write-down of investment in partnership interest	(190,601)		(57,967)
Partnership interest at end of year	$-	$-	$-

Exploration costs on the Tugojakovsk mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 (2006 - $329,450).

	January 13, 1989 (inception) to December 31, 2007	Year ended December 31, 2007	Year ended December 31, 2006
Capital invested	$453,821	$-	$329,450
Exploration costs incurred	(453,821)		(329,450)
Partnership interest at end of year	$-	$-	$-

Exploration costs on the Dostyk area located in the Pavlodar Oblast region of Kazakhstan totalled $1,412,265 (2006 - $0).

Depreciation expense – For the year ended December 31, 2007 we recorded depreciation expense of $11,010 compared to $0 in fiscal 2006.

(C)	Capital Resources and Liquidity

December 31, 2007 versus December 31, 2006:

The Company currently finances its activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to the Company at the times and in the amounts required to fund the Company’s activities. There are many conditions beyond the Company’s control which have a direct bearing on the level of investor interest in the purchase of Company securities. The Company may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has not been used to fund the Company’s property acquisitions and exploration activities and the Company has no current plans to use debt financing. The Company does not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. The Company has no agreements or understandings with any person as to additional financing.

At December 31, 2007, we had cash of $1,148,702 (2006 - $3,082,432) and working capital of $215,157 (2006 working capital - $3,193,826) respectively. Total liabilities as of December 31, 2007 were $2,243,466 as compared to $54,915 on December 31, 2006, an increase of $2,188,551.  In June 2007 the Company issued 200,000 common shares valued at approximately $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $981,114 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2007 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities:    The Company used cash of $981,114 (used cash in 2006 - $548,455) through the year ended December 31, 2007 and 2006. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $11,010 (2006 - $0), stock compensation expense on stock option grants $0 (2006 - $366,844), expenses satisfied with issuance of common stock $96,000 (2006 - $0), partnership explorations costs of $0 (2006 - $561,316) and write-down of investment in partnership interest of $0 (2006 – 57,967). Changes in prepaid expenses and other assets resulted in an increase of $51,280 compared to no change in 2006. There was an increase in accounts payable and accrued liabilities of $1,003,703 compared to an increase of $28,021 in 2006. There was no change in accounts payable to related party in 2007 but a decrease of $16,986 in 2006.

Investing Activities:     During the year ended December 31, 2007 investing activities consisted of expenditures on the purchase of assets of $126,719 (2006 - $0), acquisition of mineral property costs of $2,000,000 (2006 - $0). There was no investment in partnership interest for 2007 but there were investments in 2006 totalling $619,283.

Financing Activities:    The Company intends to finance its activities by raising capital through the equity markets. In fiscal 2007 the Company did not issue any new common stock, during fiscal 2006 the Company issued 8,000,000 shares for net cash of $4,000,000. The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, Cigma and Eureka signed an Assignment Agreement under which Cigma assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at December 31, 2007 is $1,166,056 (2006 - $0).

Dividends

The Company has neither declared nor paid any dividends on its Common stock. The Company intends to retain it’s earnings to finance growth and expand its operations and does not anticipate paying any dividends on its Common shares in the foreseeable future.

Asset-Backed Commercial Paper

The Company has no asset-backed commercial paper.

Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value. The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, advances payable – related party, loans payable and loan payable - related party approximate their fair value because of the short-term nature of these instruments. The carrying value of the convertible notes payable approximate their fair value because interest rates of long-term convertible notes payable approximate market interest rates. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Share Capital

At December 31, 2007, the Company had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.

◦
39,700,000 common shares were issued and outstanding as at December 31, 2007 (December 31, 2006 – 39,500,000). If the holders were to acquire all 800,000 shares issuable upon the exercise of all incentive stock options and acquire all 8,000,000 warrants outstanding, the Company would receive an additional $704,000 and $5,704,000 respectively.

◦	800,000 stock options outstanding under the Company’s incentive stock option plan. The stock options are exercisable at of $0.88 per share, with expiry date of November 30, 2008.

◦	8,000,000 warrants outstanding. The warrants are exercisable at of $0.713 per share, with expiry date of May 12, 2008 for 6,540,000 warrants and May 26, 2008 for 1,460,000 warrants.

OUTLOOK

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of its capital and exploration expenditures during 2008/2009.

We are currently concentrating our exploration activities in Kazakhstan and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Off-Balance Sheet Arrangements

During the year ended December 31, 2007, the Company was not a party to any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources of the Company.

Market Risk Disclosures

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plans for Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

We intend to raise additional funds through equity offerings and/or debt borrowing to meet our administrative/general operating expenses and to conduct work on our exploration property. There is, of course, no assurance that we will be able to do so.

In 2008 the Company intends to continue exploration works on prospects explored in 2007 and look for potential on further extensions as well as set a drill program on Ushtogan prospect and others. We were planning also further metallurgical studies to achieve commercial flotation concentrate. For purpose of resource estimation proposed is a hydrogelogical study on three prospects submitted for resource estimation. Additional employees will be hired on a consulting basis as required by the exploration properties.

Dostyk Exploration Program 2008
Program	Units	Q-ty	Price	Total US$
Diamond drilling	m	12,500	107	1,342,975
core samples splitting, crushing, pulverization	sample	12,500	11.00	137,500
Assays, incl metallurgy	assay	12,500	15.60	195,000
Metallurgical test	sample	1	2,850.00	2,850
Resource estimation, JORC standard	prospect	3	25,000.00	75,000
Transportation	month	12	4,500.00	54,000
Hydrogeology	study	1	60,000.00	60,000
Subtotal drilling+assays+resource, etc				$1,802,325
Exploration staff salary				$129,350
Other on-site expenses				$20,705
Total exploration works				$1,952,380
Overheads				$46,380
Other administration expenses				$67,800
Sub total				$2,066,560
Sundries 5%				$100,339
Total				$2,166,899

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 to our December 31, 2007 consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 10 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2007 and 2006, the Company did not have proven reserves.

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

During the fiscal year 2007, consulting fees of $184,800 (2006 – $158,500) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Consolidated Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 17, 2010

Report of Independent Registered Public Accounting Firm, dated April 30, 2007

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2007 and for the years ended December 31, 2007 and 2006

Statements of Stockholders’ Equity (Deficit) for period from January 13, 1989 (commencement of operations) to December 31, 2007

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2007 and for the years ended December 31, 2007 and 2006

Notes to the Consolidated Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2007 and 2006

Index

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 • Fax 206.382.7700
601 UNION STREET, SUITE 2300	www.pscpa.com
SEATTLE, WASHINGTON 98101

To the Board of Directors and Shareholders
Cigma Metals Corporation

We have audited the accompanying consolidated balance sheet of Cigma Metals Corporation (an exploration stage company) ("the Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the year then ended and for the period from January 13, 1989 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The Company’s consolidated financial statements for the period from January 13, 1989 (date of inception) through December 31, 2006, were audited by other auditors whose report, dated April 30, 2007, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from January 13, 1989 (date of inception) through December 31, 2006, reflect a net loss of $3,509,130 of the accumulated deficit as of December 31, 2007.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cigma Metals Corporation (an exploration stage company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from January 13, 1989 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and has experienced recurring losses from operations since inception, and has a working capital deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
February 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cigma Metals Corporation:

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (the “Company”) (an exploration stage company) as at December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the cumulative period from May 15, 1998 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from January 13, 1989 (inception) to December 31, 2004 were reported on by other auditors and reflect a total net loss of $1,075,289 of the related cumulative totals.  The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from January 13, 1989 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, the Company has restated the financial statements for the year ended December 31, 2005 to reflect the 2 for 1 forward stock split that occurred on May 15, 2006.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 30, 2007

Vancouver	Suite 1500 – 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 – Main Reception
South Surrey	Suite 301 – 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613
Port Coquitlam	Suite 700 – 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2007 and December 31, 2006
(Expressed in U.S. Dollars)
	December 31	December 31
	2007	2006
ASSETS
Current
Cash	$1,148,702	$3,082,432
Available-for-sale securities	92,445	166,309
Prepaid expenses and other assets	51,420	-
Total current assets	1,292,567	3,248,741
Equipment, net	115,709	-
Mineral properties	2,676,096	-
Total assets	4,084,372	3,248,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,077,410	$54,915
Total current liabilities	1,077,410	54,915

Long-term debt	1,166,056	-
Total liabilities	2,243,466	54,915

Non-controlling interest	526,651	-

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
39,700,000 (2006 - 39,500,000) common shares	3,970	3,950
Additional paid in capital	6,810,474	6,714,494
Accumulated deficit during the exploration stage	(5,418,938)	(3,509,130)
Accumulated other comprehensive income (loss)	(81,251)	(15,488)
Stockholders' equity	1,314,255	3,193,826
Total liabilities and stockholders' equity	$4,084,372	$3,248,741

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative January 13 1989 (inception) to December 31 2007	Year Ended December 31 2007	Year Ended December 31 2006

Expenses
Administrative and general	$552,890	$269,499	$104,874
Exploration costs
- HaldeyGold Project - partnership	796,261	-	231,866
- HaldeyGold Project - other	185,126	-	56,769
- Tugojakovsk Project	453,821	-	329,450
- Kazakhstan	1,412,265	1,412,265	-
Interest, bank charges and foreign currency
exchange (gains) losses	21,126	7,238	6,069
Professional fees	565,928	107,811	252,767
Property investigation costs	119,717	-	17,963
Management and consulting fees	1,336,419	328,094	596,609
Total expenses	5,443,553	2,124,907	1,596,367

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-

Writedown of investment in partnership interest	(190,601)	-	(57,967)
Interest income	232,657	84,360	108,717
Total other income (loss)	(106,124)	84,360	50,750
Net loss before non-controlling interest	(5,549,677)	(2,040,547)	(1,545,617)
Non-controlling interest	130,739	130,739	-
Net income (loss) for the period	$(5,418,938)	$(1,909,808)	$(1,545,617)

Basic and diluted loss per share		$(0.05)	$(0.04)
Weighted average number of common shares outstanding		39,603,297	35,812,088

The accompanying notes are an integral part of these consolidated financial statements.

Cigma Metals Corporation
(An exploration stage enterprise)
Consolidated Statements of Stockholders’ Equity (Deficiency)
January 13, 1989 (inception) to December 31, 2007
(Expressed in U.S. Dollars)

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to December 31, 2007
(Expressed in U.S. Dollars)

	Common stock		Additional paid-in	Compre- hensive	Accumulated (deficit) during exploration	Common stock	Accumulated other comprehensive	Total stockholders' equity
	Shares	Amount	capital	(loss)	stage	to be issued	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,000)	(1,000)	-	-	(1,000)
Total comprehensive (loss)				$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800		(1,000)	-	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)		-	-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(600)	(600)	-	-	(600)
Total comprehensive (loss)				$(600)

Balance, December 31, 1998	14,000,000	1,400	200		(1,600)	-	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600		-	-	-	700,000
Components of comprehensive income (loss)

- Net (loss) for the year	-	-	-	(141,392)	(141,392)	-	-	(141,392)
Total comprehensive (loss)				$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800		(142,992)	-	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(211,182)	(211,182)	-	-	(211,182)
- Unrealized losses on available-for-sale securities	-	-	-	(77,734)	-	-	(77,734)	(77,734)
Total comprehensive (loss)				$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800		(354,174)	-	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(25,510)	(25,510)	-	-	(25,510)
- Unrealized losses on available-for-sale securities	-	-	-	(17,803)	-	-	(17,803)	(17,803)
Total comprehensive (loss)				$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800		(379,684)	-	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(20,943)	(20,943)	-	-	(20,943)
- Unrealized losses on available-for-sale securities	-	-	-	48,407	-	-	48,407	48,407
Total comprehensive (loss)				$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800		(400,627)	-	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(17,631)	(17,631)	-	-	(17,631)
- Unrealized losses on available-for-sale securities	-	-	-	(3,723)	-	-	(3,723)	(3,723)
Total comprehensive (loss)				$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800		(418,258)		(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-		-	1,000,000	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(657,031)	(657,031)	-	-	(657,031)
- Unrealized losses on available-for-sale securities	-	-	-	(31,020)	-	-	(31,020)	(31,020)
Total comprehensive (loss)				$(688,051)
Balance, December 31, 2004	28,000,000	2,800	698,800		(1,075,289)	1,000,000	(81,873)	544,438

Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800		-	(1,000,000)	-	-
- cash on December 13, 2005	700,000	70	349,930		-	-	-	350,000
Cash advanced on stock subscriptions	-	-	-		-	300,000	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(888,224)	(888,224)	-	-	(888,224)
- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	81,873	-	-	81,873	81,873
Total comprehensive (loss)				$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530		(1,963,513)	300,000	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920		-	(300,000)	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346		-	-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854		-	-	-	730,000
Grant of options to employees and directors	-	-	366,844		-	-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,545,617)	(1,545,617)	-	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(15,488)	-	-	(15,488)	(15,488)
Total comprehensive (loss)				$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494		(3,509,130)	-	(15,488)	3,193,826
Issuance of common stock for
- finders fee in June 2007	200,000	20	95,980		-	-	-	96,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,909,808)	(1,909,808)	-	-	(1,909,808)
- Accumulated translation adjustment	-	-	-	8,101	-	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(73,864)	-	-	(73,864)	(73,864)
Total comprehensive (loss)				$(1,975,571)
Balance, December 31, 2007	39,700,000	3,970	6,810,474		(5,418,938)	-	(81,251)	1,314,255

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative January 13 1989 (inception) to December 31, 2007	Year Ended December 31 2007	Year Ended December 31 2006
Cash flows used in operating activities
Net loss for the period	$(5,418,938)	$(1,909,808)	$(1,545,617)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	11,010	11,010	-
- stock compensation expense on stock option grants	366,844	-	366,844
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	97,000	96,000	-
- partnership exploration costs	1,125,711	-	561,316
- writedown of investment in partnership interest	190,601	-	57,967
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	(130,739)	-
Changes in operating assets and liabilities
- decrease (increase) in prepaid expenses and other assets	(51,280)	(51,280)	-
- increase (decrease) in accounts payables and accrued liabilities	1,058,618	1,003,703	28,021
- increase (decrease) in accounts payables related party	-	-	(16,986)
Net cash used in operating activities	(2,602,393)	(981,114)	(548,455)
Cash flows used in investing activities
- purchase equipment	(126,719)	(126,719)	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	(619,283)
- acquisition of mineral property costs	(2,000,000)	(2,000,000)	-
Net cash used in investing activities	(3,773,008)	(2,126,719)	(619,283)

Cash flows from financing activities
- issuance of common stock	6,350,000	-	4,000,000
- loan proceeds	1,160,255	1,160,255	-
Net cash provided by financing activities	7,510,255	1,160,255	4,000,000
Effect of exchange rate changes on cash and cash equivalents	13,848	13,848	-
Increase (decrease) in cash and cash equivalents	1,148,702	(1,933,730)	2,832,262
Cash, beginning of year	-	3,082,432	250,170
Cash and cash equivalents, end of year	$1,148,702	$1,148,702	$3,082,432

The accompanying notes are an integral part of these consolidated financial statements.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

Cigma Metals Corporation ("the Company") was formed on January 13, 1989 under the laws of the State of Florida as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation and is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s focus is on the exploration and development of its exploration properties located in the Pavlodar Oblast Region in Kazakhstan and the Tomsk Oblast Region, of the Russian Federation (see Note 4). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $981,114 from operating activities in 2007. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Accounting

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as Codification or “ASC”. The FASB finalized the codification effective for periods ending on or after September 15, 2009.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited ("Cigma BVI") and its 90% subsidiary share in Dostyk LLP. During the year ended December 31, 2007, the Company acquired a 51% interest in Dostyk on February 15, 2007, an additional 20% interest during the period ended June 30, 2007 and an additional 19% during the period ended September 30, 2007. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Cigma BVI is inactive.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(b)	Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2007 and 2006. No amounts were paid for income taxes in 2007 or 2006.

(d)	Marketable securities

The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at December 31, 2007 and 2006, and are stated at fair value. The cost of these securities is $181,797, at December 31, 2007 (2006 - $181,797) and the net unrealized holding loss of $89,352 at December 31, 2007 (2006 - $15,488) is included in accumulated other comprehensive income (loss) at December 31, 2007. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at December 31, 2007 are on securities that have a fair market value of $92,445 at December 31, 2007. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of December 31, 2007 and 2006, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$1,148,702	$1,148,702
Available-for-sale securities	92,445	92,445
Assets measured at fair value at December 31, 2007	$1,241,147	$1,241,147

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(d)	Marketable securities (continued)

Description	Fair Value at December 31, 2006	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$3,082,432	$3,082,432
Available-for-sale securities	166,309	166,309
Assets measured at fair value at December 31, 2006	$3,248,741	$3,248,741

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of December 31, 2007 and 2006, the Company did not have proven reserves.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(f)	Mineral Properties and Exploration Expenses (continued)

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dosytk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at December 31, 2007 was U.S. $0.008442 to 1 Tenge.

The Company translates foreign assets and liabilities of its subsidiaries, other than those denominated in U.S. dollars, at the rate of exchange at the balance sheet date. Income and Expenses are translated at the average rate of exchange throughout the year. Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated. The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2007 or 2006.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada. The Company did have funds deposited in banks beyond the insured limits as of December 31, 2007 and 2006.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with GAAP. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2007.

(k)	Comprehensive income

The Company has adopted Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

	Year Ended
Components of comprehensive income (loss)	December 31 2007 $	December 31 2006 $
Net income (loss) for the period	(1,909,808)	(1,545,617)
Foreign currency translation adjustments	8,101	-
Unrealized losses on available-for-sale securities	(73,864)	(15,488)
Total comprehensive income (loss)	(1,975,571)	(1,561,105)

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

The carrying value of cash, accounts payable and accrued expenses, and accounts payable - related parties approximate their fair value because of the short-term nature of these instruments. Available for sale securities are recorded at the current market value.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(m)	Income Taxes

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

In June 2007, the Emerging Issues Task Force of the FASB issued, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. This requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption to have a material impact on its financial results.

In December 2007, the Emerging Issues Task Force of the FASB issued, Accounting for Collaborative Arrangements, which is effective for fiscal years beginning after December 15, 2008. This provides income statement classification and related disclosure guidance for participants in a collaborative arrangement. The Company does not expect the adoption to have a material impact on its financial results.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

2.	Significant Accounting Policies (continued)

(o)	New Accounting Pronouncements (continued)

In December 2007, the FASB issued, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling Interests in Consolidated Financial Statements is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption to have a material impact on its financial results.

In December 2007, the FASB issued, Business Combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. This is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

3.	Available-for-sale securities

	Cost $	Gross Unrealized Gains $	Gross Unrealized (Losses) $	Net Accumulated Unrecognized Gains (Losses) $	Market Value $

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the year	-	-	(73,864)	(73,864)	(73,864)
December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445

4.	Mineral Properties and Exploration Expenses

The Company, through its 90% owned subsidiary Dostyk LLP, holds the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and holds an interest in two mineral exploration licenses located in the Tomsk Oblast Region, of the Russian Federation.

HaldeyGold Project – Russian Federation

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

Pursuant to the terms of the Joint Activity Agreement, and for the purpose of conducting further financing and exploration work, a company, HaldeyGold Ltd. (“HaldeyGold”), was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Haldeevskaya mineral exploration license along with all relevant geological data was transferred by the partnership to HaldeyGold on March 16, 2005. The Company has an 80% (Geosphera 20%) interest in HaldeyGold.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

4.	Mineral Properties and Exploration Expenses (continued)

HaldeyGold Project – Russian Federation (continued)

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

Consistent with the Company’s accounting policies, acquisition and exploration costs on unproven reserves are charged to operating costs as incurred.

The Company’s investment in the HaldeyGold partnership interest for the period January 13, 1989 (inception to December 31, 2007 is as follows: Capital invested - $986,862, Exploration expenses incurred - $796,261, write-down of investment in partnership interest - $190,601.

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0, during the year ended December 31, 2007 (2006 - $56,769).

Tugojakovks Project

On June 17, 2005, as amended December 31, 2005, July 7, 2006 and December 29, 2006, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation.  Under the terms of the agreement: (1) the Company acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and (2) the Company is committed to finance the project in 2006 by providing $329,375 in accordance with an approved budget. The Company is committed to finance the project in 2007 by providing $400,000 in accordance with an approved budget. Geosphera’s ownership interest cannot be reduced below 20%.

Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts. The license and geological data was valued at $100,000.

Pursuant to the terms of the Joint Activity Agreement, a company will be registered in the Russian Federation in order to conduct further financing and exploration work on the Tugojakovsk license area. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. The Company will have an 80% (Geosphera 20%) interest in the new company.  As of the date of these financial statements the new company has not yet been registered.

Exploration costs on the Tugojakovsk mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 during the year ended December 31, 2007 (2006 – $329,450).

The Company’s investment in the Tugojakovks project for the period January 13, 1989 (inception to December 31, 2007 is as follows: Capital invested - $453,821, Exploration expenses incurred - $453,821.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

4.	Mineral Properties and Exploration Expenses (continued)

Dostyk LLP - Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

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

As of December 31, 2007, the Company held a 90% interest in Dostyk. The aggregate cost of the acquisition through December 31, 2007 was $2,000,000. The following represents a summary of the assets acquired and the liabilities assumed during the year. Assets and liabilities at the dates of acquisition have been translated from Dostyk’s functional currency, the Kazakhstan Tenge (“Tenge”). The average effective exchange rate used was US$ 0.008442 to 1 Tenge.

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

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

5.	Equipment

	December 31 2007 $	December 31 2006 $

Vehicles	67,359	-
Machinery and equipment	48,219	-
Other fixed assets	11,141	-
	126,719	-
Accumulated depreciation	(11,010)	-
	115,709	-

The majority of equipment held at December 31, 2007 is located in Kazakhstan.

6.	Long-term debt

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at December 31, 2007 is $1,166,056 (2006 - $0).

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at December 31, 2007 and December 31, 2006 and changes during year ended December 31, 2007 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, December 31, 2007	8,000,000	$0.713

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

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

8.	Stock Options

Effective December 1, 2006, subject to shareholder approval, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan (“SOP”) for the Company in order to provide additional incentive for its directors, officers, employees and service providers.  The maximum amount of shares that can be issued under the SOP in any calendar year cannot exceed 20% of the issued and outstanding common shares on a non-diluted basis; to any one optionee within a 12 month period shall not exceed 5% of the of the issued and outstanding common shares on a non-diluted basis; to any one consultant within a 12 month period  shall not exceed 2% in the aggregate of the issued and outstanding common shares on the date of grant on a non-diluted basis; and  to all eligible participants who undertake investor relations activities shall not exceed 2% in the aggregate of the total number of issued and outstanding common shares on the date of grant on a non-diluted basis. The exercise price of each such stock option shall not be less than the fair market value of a share at the time of grant.  The term of the options granted under the plan shall not exceed five years from the date of the grant.

On December 1, 2006, 900,000 stock options were granted to directors at $0.88 per share. The term of these options is two years. The options are exercisable at any time from the grant date up to and including the 30th day of November 2008.  The effectiveness of any option granted prior to the Company obtaining approval of the 2006 incentive Stock Option Plan by its stockholders shall be specifically subject to the Company obtaining such approval; and if such approval is not obtained the options shall be deemed null and void. Expense related to these stock options was recognized in full in 2006.

The following is a summary of stock option activity for the years ended December 31, 2007 and 2006.

Options outstanding
		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining contractual	Intrinsic
	Options	per share	life (in years)	value
Balance, December 31, 2006	900,000	$0.88	1.92	-
Cancelled during the year	100,000	0.88	-	-
Balance, December 31, 2007	800,000	$0.88	0.92	-

There were no stock options granted during 2007 and 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2007 and 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 and 2006.

9.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2007, consulting fees of $184,800 (2006 – $158,500) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

9.	Related Party Transactions (continued)

b.
Due to related party, as at December 31, 2007 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

10.	Non-Cash Investing and Financing Activities

In June 2007, Company issued 200,000 shares of common stock of the Company valued at $96,000 to a consultant of the Company as consideration for arranging the property acquisition in Kazakhstan.

11.	Income Taxes

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. As of December 31, 2007 the Company has net losses for tax purposes in the United States and Kazakhstan totaling approximately $5,900,000 and $3,100,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2007 and 2006.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Utilization of the Company's federal net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.

In Kazakhstan, the Company recorded a full valuation allowance against the net operating losses because the Company does not believe they will utilize the credits prior to the expiration of the statutory carry-forward period beginning in 2010.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal, foreign and state income tax rates to income before income taxes is as follows:
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Net loss before taxes US	(778,333)	(1,596,367)
Net loss before taxes foreign	(1,262,213)	-
Federal and State Statutory Rate	0.395	0.395
Foreign Rate	0.20	-

Expected tax recovery US	(307,441)	(630,565)
Expected tax recovery Foreign	(252,443)	-
(Decrease) increase in taxes resulting from:
Increase in valuation allowance	559,884	630,565

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

11.	Income Taxes (continued)

Income tax expense (benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

The Company's tax effected deferred tax assets are as follows:	2007	2006
Loss carry forward	2,369,277	1,294,226
Valuation allowance	(2,369,277)	(1,294,226)

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	5.5	5.5
Less valuation allowance	-39.5%	-39.5%
Total income tax expense	$-	$-

12.	Augustus Minerals Limited

On June 29, 2007, the Company entered into an agreement (the Dostyk Agreement”) with Augustus Minerals Limited (“Augustus”) to sell a 19% interest in the Company’s Dostyk Project in Kazakhstan for US $1,000,000. Pursuant to the agreement, the Company received $1,000,000 from Augustus in October 2007.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 9A	CONTROLS AND PROCEEDURES

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of 3 directors, and on our audit committee, which is comprised of 3 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2007, we had one person on staff at our executive office and  two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iv)	There is a lack of sufficient supervision and review by our corporate management of the accounting functions performed at the Company’s foreign subsidiary in Kazakhstan.

(v)
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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses. Such remediation activities include the following:
•
We continue to recruit one or more additional independent board members to join our board of directors.  We continue to recruit at least one additional financial expert to join as an independent board member and as an audit committee member.

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

As of December 31, 2007, the directors and executive officers of the company were as follows:

Name and Address	Age and Position

Lars Pearl 1 Edith Place, Coolum Beach, Queensland, Australia 4573	Age 45, President, CEO, CFO, and Director since March 15, 2004.

Waldemar K. Mueller 40 Ruffian Loop, Willetton, Western Australia, Australia 6155	Age 58, Director since March 15, 2004.

Agustin Gomez de Segura 2 Tvezskaya – Yamskaya 54, Moscow, Russia	Age 52, Director since April 17, 1998.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Our officers and director will serve until the next annual meeting of the shareholders or until his death, resignation, retirement, removal, or disqualification, or until his successors have been elected.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining directors.  Our officer serves at the will of the Board of Directors.  There are no family relationships between any executive officer or director.  No officer or director of our company has, during the past five years, been named or involved in any bankruptcy proceedings, criminal proceedings, securities or banking regulatory enforcement action or federal or state securities or commodities law enforcement proceeding.

Agustin Gomez de Segura, Director of Delta Capital, an investment company in Lichtenstein from April 1999 to present, Director and President of Eurasia Gold Fields Inc from November 1997 to present, Director and President of Soil Biogenics Limited from July 2003 to present.

Waldemar Mueller, Geologist, Chairman and Managing Director of Kiintas Mining Management PTY Ltd from 1998 to present, Vice President of Exploration Lalo Ventures, Canada from January to November 2004, Director of Central Asia Resources, Western Australia from March 2006 to present.

Lars M. Pearl, Contact Resources Limited, Western Australia, technical consultant (2005 to 2006); self employed as a geological consultant from 1994 to present.

There are no family relationships between any of the directors or executive officers. No director or executive officer has been involved in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

Involvement in Certain Legal Proceedings

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2007, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

Committees

During the years ended December 31, 2007 and 2006 and the subsequent period to February 15, 2010 our entire board of directors acted as our Executive, Audit, Compensation and Benefits and Nominating and Corporate Governance Committees. Agustin Gomez de Segura and Waldemar Mueller are the independent members of the committees.

Compensation of Directors

During the fiscal year 2007 we paid Consulting Fees of $184,800 (2006 - $158,500) to directors of the Company and its subsidiary for their services as officers of the Company (see the Executive Compensation table on page 36. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the year ended December 31, 2007, we paid non-officer directors $0 (2006 - $0, 2005 - $0) in consulting fees.

Board and Committee Meetings

The Board of Directors of the Registrant held no formal meetings during the year ended December 31, 2007.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Registrant, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2007 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2007/2008, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Corporate Governance Principles / Code of Ethics

Effective in 2004, our Company's board of directors adopted Corporate Governance Principles / Code of Business Conduct and Ethics that applies to, among other persons, all Officers, Directors, Employees and consultants of the company and its affiliates

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 99.1 on Form 10-KSB filed on November 4, 2004 (SEC File No. 000-27355-041117794).  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Cigma Metals Corporation 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan.

Item 11.  Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last two completed fiscal years:

		Annual Compensation			Long-Term Compensation
					Awards		Payments
Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonuses ($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Under- Lying Options/SARs (#) (g)	LTIP Payouts ($) (h)	All other Compen- sation ($) (i)
Lars M. Pearl	2007	79,800	-0-	-0-	None	None	None	-0-
President, CEO and	2006	74,500	-0-	-0-	None	600,000	None	-0-
Director	2005	72,000	-0-	-0-	None	None	None	-0-

Waldemar K Muller	2007	105,000	-0-	-0-	None	None	None	-0-
Vice-President, and	2006	84,000	-0-	-0-	None	200,000	None	-0-
Director	2005	48,000	-0-	-0-	None	None	None	-0-

None of our officers or directors is a party to an employment agreement with us.

Options/SAR Grants Table

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the current 2007 fiscal year. On December 1, 2006, 900,000 stock purchase options were granted to directors at $0.88 per share.

A summary of the options granted is as follows:

Optionee	Number of Shares Subject to Option	Exercise Price	Expiry Date
Lars Pearl	600,000	$0.88 per share	November 30, 2008
Waldemar K. Mueller	200,000	$0.88 per share	November 30, 2008
Total:	800,000

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2007 we had 800,000 stock purchase options outstanding. We had stock purchase options of 900,000 outstanding at December 31, 2006 and 0 outstanding options at December 31, 2005.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments. Incurred in connection with attending board meetings in the year ended December 31, 2007.

Employment Contracts

During the fiscal year 2007, consulting fees of $184,800 (2006 - $158,500) were paid to directors of the Company and its subsidiary for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 14, 2010 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at December 31, 2007 there were 39,700,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Carrington International Limited (1) Suite 2402, Bank of America Tower, 12 Harcourt Road, Hong Kong	3,200,000	8.10%
Officers and Directors:
Lars Pearl (2) 1 Edith Place, Coolum Beach, Queensland, Australia 4573	0	*
Waldemar K. Mueller (2) 40 Ruffian Loop, Willetton, Western Australia, Australia 6155	0	*
Agustin Gomez de Segura (2) 2 Tvezskaya – Yamskaya 54, Moscow, Russia	0	*
Officers and Directors (3 persons)	0	*

(1)	Dr. Georg H Schnura, Avenida del Campo 10, E-28223 Madrid, Spain, is the 100% beneficial owner of Carrington International Ltd

(2)	Officer and/or director

*	Less than 1%.

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2007 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 200,000 shares between January 1, 2007 and December 31, 2007 have resulted in a change of control.

No securities were authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships

Our proposed business raises potential conflicts of interests between sum of our officers and directors and the Company. Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation.  In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms.  In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.  From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program.  It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Director Independence

Our Company has three members on its board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Lars Pearl serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Mr. Agustin Gomez de Segura is considered the independent director.

Transactions with Related Persons

Other than as disclosed below, during the fiscal year ended December 31, 2007, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party.

Corporate Governance

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of December 31, 2007 only Waldemar K Mueller is an independent director.

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2007 fiscal year are $75,309 (2006 - $49,996).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2007 were $0 (2006 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2007 were $5,176 (2006 - $6,156).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2007 were $0 (2006 - $0).

The Audit Committee pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered.

The Audit Committee has considered the nature and amount of fees billed by Peterson Sullivan LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the principal accountant's independence.

PART IV

Item 15.  Exhibits, Consolidated Financial Statement Schedules

(1)	The following documents are filed as part of this report:

(a)	Consolidated Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, dated February 17, 2010

Report of Independent Registered Public Accounting Firm, dated April 30, 2007

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2007 and for the years ended December 31, 2007 and 2006

Statements of Stockholders’ Equity (Deficit) for period from January 13, 1989 (commencement of operations) to December 31, 2007

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2007 to and for the years ended December 31, 2007 and 2006

Notes to the Consolidated Financial Statements

(2)	Financial statement schedules: Not Applicable

(3)	Exhibit Listing

3.1.1	Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.1.2	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
3.2.1	By-laws, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *
10.1.1	Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.2	Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.3	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.1.4	Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *
10.1.5	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2006.
10.2.1	Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.2.2	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *
10.2.3	Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *
10.2.4	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2006.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Corporate Governance Principles, incorporated by reference to the Form 10-KSB filed on November 4, 2004 (SEC File No. 000-27355-041117794). *
--------
*	Previously filed

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

Cigma Metals Corporation
Registrant

Date:	February 17, 2010	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	February 17, 2010	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director