Form 10-Q
period 2008-03-31
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets March 31, 2008 (unaudited) and December 31, 2007 (unaudited)	3

	Interim Consolidated Statements of Operations (unaudited) Three months ended March 31, 2008 and 2007; and for the period from January 13, 1989 (Inception) to March 31, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2008 and 2007 and for the period from January 13, 1989 (Inception) to March 31, 2008	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

Index

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Expressed in U.S. Dollars)
	March 31	December 31
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash	$234,247	$1,148,702
Available-for-sale securities	84,258	92,445
Prepaid expenses and other assets	95,615	51,420
Total current assets	414,120	1,292,567

Equipment, net	114,051	115,709
Mineral properties	2,509,597	2,676,096
Total assets	$3,037,768	$4,084,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,177,460	$1,077,410
Total current liabilities	1,177,460	1,077,410

Long-term debt	771,095	1,166,056
Total liabilities	1,948,555	2,243,466

Non-controlling interest	-	526,651

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
40,000,000 (2007 - 39,700,000) common shares	4,000	3,970
Additional paid in capital	6,924,444	6,810,474
Accumulated deficit during the development stage	(5,741,692)	(5,418,938)
Accumulated other comprehensive income (loss)	(97,539)	(81,251)
Stockholders' equity	1,089,213	1,314,255

Total liabilities and stockholders' equity	$3,037,768	$4,084,372

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months
	1989 (inception)	Ended	Ended
	March 31	March 31	March 31
	2008	2008	2007

Expenses
Administrative and general	$614,112	$61,222	$11,018
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	1,548,679	136,414	174,708

Interest, bank charges and foreign currency Exchange losses	23,188	2,062	1,633
Professional fees	573,079	7,151	59,898
Property investigation costs	119,717	-	-
Management and consulting fees	1,456,774	120,355	72,391
Loss before other items	5,770,757	327,204	319,648

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Interest income	237,107	4,450	33,432
Total other income (loss)	(101,674)	4,450	33,432
Net loss before non-controlling interest	(5,872,431)	(322,754)	(286,216)
Non-controlling interest	130,739	-	11,069
Net income (loss) for the period	$(5,741,692)	$(322,754)	$(275,147)
Basic and diluted loss per share		$(0.01)	$(0.01)
Weighted average number of common shares outstanding		39,926,667	39,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months
	1989 (inception)	Ended	Ended
	to March 31,	March 31	March 31
	2008	2008	2007
Cash flows used in operating activities
Net loss for the period	$(5,741,692)	$(322,754)	$(275,147)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	15,938	4,928	175
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	114,000	137,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,740)	-	(11,068)
Changes in working capital assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(95,725)	(44,445)	(177,513)
- increase (decrease) in accounts payables and accrued liabilities	1,180,729	122,110	(696,871)
Net cash used in operating activities	(2,728,554)	(126,161)	(1,023,424)

Cash flows used in investing activities
- purchase equipment	(131,024)	(4,305)	(66,111)
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,360,152)	(360,152)	(300,000)
Net cash used in investing activities	(4,137,465)	(364,457)	(366,111)

Cash flows from financing activities
- issuance of common stock	6,350,000	-	-
- loan proceeds	758,511	(401,744)	1,156,111
Net cash provided by financing activities	7,108,511	(401,744)	1,156,111
Effect of exchange rate changes on cash and cash equivalents	(8,245)	(22,093)	16,164
Increase in cash and cash equivalents	234,247	(914,455)	(217,260)
Cash and cash equivalents, beginning of period	-	1,148,702	3,082,432
Cash and cash equivalents, end of period	$234,247	$234,247	$2,865,172

The accompanying notes are an integral part of these consolidated financial statements.

Index

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $126,161 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The  interim  period unaudited consolidated financial statements have been prepared by the Company  pursuant  to  the  rules  and  regulations  of  the U.S. Securities and Exchange  Commission  (the  "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited (“Cigma BVI”) and its wholly owned subsidiary Dostyk LLP. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated in consolidation. Cigma BVI is inactive. Certain information and footnote disclosures normally  included  in  consolidated financial statements prepared in accordance with  accounting  principles  generally  accepted in the United States have been condensed  or  omitted  pursuant  to such SEC rules and regulations. The interim period  unaudited consolidated  financial  statements  should  be  read  together with the audited consolidated financial statements and accompanying notes included in the Company's  consolidated  audited financial statements for the years ended December  31,  2007  and  2006.  In  the  opinion of the Company, the unaudited consolidated  financial  statements  contained  herein  contain  all adjustments (consisting  of a normal recurring nature, with the exception of the impairment adjustment  discussed  below in "Long-Lived Assets Impairment") necessary to present a fair statement  of  the  results  of  the  interim  periods  presented.

Index

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at March 31, 2008 and December 31, 2007. No amounts were paid for income taxes or interest in 2008 or 2007.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at March 31, 2008 and December 31, 2007, and are stated at fair value. The cost of these securities is $181,797 at March 31, 2008 (2007 - $181,797) and the net unrealized holding losses of $97,539 and (2007 - $89,352) is included in accumulated other comprehensive income (loss) at March 31, 2008. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Any realized holding losses at March 31, 2008 are on securities that have a fair market value of $84,258 at March 31, 2008. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2008 and December 31, 2007, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at March 31, 2008	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$234,247	$234,247
Available-for-sale securities	84,258	84,258
Assets measured at fair value at March 31, 2008	$318,505	$318,505

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$1,148,702	$1,148,702
Available-for-sale securities	92,445	92,445
Assets measured at fair value at December 31, 2007	$1,241,147	$1,241,147

Index

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of March 31, 2008 and 2007, the Company did not have proven reserves.

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

Index

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at March 31, 2008 was U.S. $0.008407 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2008 or 2007 or in the cumulative period ending March 31, 2008.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2008 or 2007.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of March 31, 2008 and December 31, 2007.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through March 31, 2008.

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

Index

2.	Significant Accounting Policies (continued)

Accumulated other comprehensive income consists of the following at March 31, 2008 and December 31, 2007:

Components of comprehensive income (loss)	March 31, 2008	December 31, 2007
Net income (loss) for the period	$(322,754)	$(1,909,808)
Foreign currency translation adjustments		8,101
Unrealized gains (loss) on available-for-sale securities	(97,539)	(73,864)
Total comprehensive income (loss)	$(420,293)	$(1,975,571)

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

Recognition criterion to a tax provision is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2004 to 2008.

Index

2.	Significant Accounting Policies (continued)

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 800,000 stock options for 2008 (2007 – 800,000) and 0 warrants for 2008 (2007 – 8,000,000).

3.	Equipment

	March 31, 2008	December 31, 2007
Fixed assets	$128,536	$126,719
Other intangible assets	1,453	-
	129,989	126,719
Accumulated depreciation	(15,938)	(11,010)
	$114,051	$115,709

The majority of equipment held at March 31, 2008 and December 31, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at March 31, 2008 is $771,095 (2007 - $1,166,056).

5.	Available-for-sale securities

	Cost $	Gross Unrealized Gains $	Gross Unrealized (Losses) $	Net Accumulated Unrecognized Gains (Losses) $	Market Value $

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the year	-	-	(73,864)	(73,864)	(73,864)
December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the period	-	14,667	(22,854)	(8,187)	(8,187)
March 31, 2008, equity securities	181,797	51,171	(148,710)	(97,539)	84,258

6.	Common Stock

In the quarter ending March 2008 the Company issued 300,000 common shares valued at $114,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan. As at March 2007 the Company had not issued any new common stock.

Index

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at March 31, 2008 and December 31, 2007 and changes during the three months ended March 31, 2008 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2007	8,000,000	$0.713
Warrants granted in 2008	-	-
Balance, March 31, 2008	8,000,000	$0.713

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

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three months ended March 31, 2008 Consulting Fees of $75,425 (three months ended March 31, 2007 - $40,000) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at March 31, 2008 is $0 (2007 - $0) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

During 2008 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

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

Index

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)   General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2008, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Index

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

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2008 and 2007 were used for exploration of our properties and general administration.

(B)   Significant developments during the three months ended March 31, 2008 and Subsequent Events

During 2008 we have been evaluating our property holdings in order to determine whether to implement exploration programs on our existing properties or to acquire interests in new properties.

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

Index

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

Index

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

Republic of Kazakhstan

Dostyk Area, Pavlodar Oblast

The Company through its wholly owned subsidiary Dostyk Ltd holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan and two mineral exploration licenses in the Tomsk Oblast Region, of the Russian Federation. In 2007 the Company was focused on exploration on Maykubinsk license in Kazakhstan due to advanced exploration stage of this area and high potential to discovery large-scale gold-copper porphyry deposits.  The Company’s strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

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

Index

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

Exploration Works 2008

March 2008 Quarter

Works completed on each prospect in quarter March 2008
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Geological mapping	USD
				FA, Au	ICP, Cu,Mo	km2
Berezki East	4	1,398	1,340	1,340	5,360	0	310,207
TOTAL	4	1,398	1,340	1,340	5,360	0	310,207

Berezki East Gold-Copper Prospect

Primary Geology & Infrastructure

Berezki East is a part of a large-scale K-OZEK gold-copper-porphyry system with total area of 15km2.

Index

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

Exploration works & results

Berezki East 2008
Type of work	Volume		USD
Drill holes	drill holes	8
meters drilled	m	2,524	369,251
samples treatment	sample	2,545	42,610
Fire assays	assay	2,545
ICP assays	assay	10,180
Geol mapping	sq km	0	0
Data processing & administration			45,200
Berezki East total cost 2008			457,061

In March 2008 Quarter the Company has completed 4 diamond drill holes (DDH) for a total of 1,398 meters with an average drill hole depth of 340 meters.

The drilling has confirmed over 420 meters of continuity for the mineralization zone along strike with an average width of approximately 50 meters and reaching 80 meters in places. The mineralization is characterized by the steep dipping. It has been traced down to a depth of 350 meters and remains open both on strike and depth. The oxidation zone extends from surface down to 40 meters and could be suitable for free-milling and heap-leach gold-copper extraction.

•	The most interesting results were obtained along drilling fence F2.

o	In DDH Bz8, 69m grading 0.5g/t gold and 0.14% copper from 148m, including 19m at 1.45g/t gold and 0.2% copper

•
Drilling Fence F3. Two drill holes of the fence intercepted the mineralization zone and confirmed that it extends from the surface to the depth of over 180 meters below the surface with an average thickness of 50m:

o	In DDH Bz9 an interval of 80m grading 0.52g/t gold and 0.13% copper from surface, including 22.5m at 1.4g/t gold and 0.18% copper

o	In DDH Bz16 an interval of 93m grading 0.51g/t gold and 0.18% copper from 75m, including 35m at 1.11g/t gold and 0.19% copper

•	Drilling Fence F10. Drilling fence F10 was set to test the north eastern flank of the deposit and revealed the mineralization zone with the thickness of 60m and close proximity to the surface.

o	In DDH Bz14 an interval of 136m grading 0.9g/t gold and 0.1% copper from 32m, including 52m at 2.1g/t gold and 0.2% copper

Index

(D)    Results of Operations

Three months Ended March 31, 2008 versus Three months Ended March 31, 2007

For the three months ended March 31, 2008 we recorded a net loss of $322,754 (2007 - $275,147) or $0.01 per share (2007 - $0.01).

Expenses – For the three months ended March 31, 2008 we recorded expenses of $327,204 (2007 - $319,648). This amount includes, professional fees - accounting $0 (2007 - $7,796) and legal $7,151 (2007 - $52,102). Management and consulting fees were $120,355 (2007 - $72,391), interest, bank charges and foreign currency exchange losses were $2,062 in March 31, 2008 compared to $1,633 in March 31, 2007.

For the three months ended March 31, 2008 we recorded exploration expenses of $136,414 (2007 - $174,708). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $136,414 (2007 - $174,708) and Tomsk Oblast, Russian Federation $0 (2007 - $0).

Depreciation expense – For the three months ended March 31, 2008 we recorded depreciation expense of $4,928 (2007 - $175).

(E)    Capital Resources and Liquidity

March 31, 2008 versus March 31, 2007

At March 31, 2008, we had cash of $234,247 (2007 - $2,865,172) and working capital deficiency of $763,340 (2007 working capital - $3,134,828) respectively. Total liabilities as of March 31, 2008 were $1,948,555 as compared to $1,202,845 on March 31, 2007, an increase of $745,710.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $126,161 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through March 31, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Index

(F)    Plans for Year 2008

During the next 12 months we intend to raise additional funds through equity offerings and/or debt borrowing to meet its administrative/general operating expenses and to conduct work on our exploration properties. There is, of course, no assurance that we will be able to do so.

In 2008 the Company intended to continue exploration works on prospects explored in 2007 and look for potential on further extensions as well as set a drill program on Ushtogan prospect and others. We were planning also further metallurgical studies to achieve commercial flotation concentrate. For purpose of resource estimation proposed is a hydrogelogical study on three prospects submitted for resource estimation.

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

(G)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2007 and March 31, 2008 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2008 and December 31, 2007, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Index

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of March 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Index

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2008, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the        preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

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

Index

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

In the quarter ending March 2008 the Company issued 300,000 common shares valued at $114,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

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

Index

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