Form 10-Q
period 2008-06-30
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets June 30, 2008 (unaudited) and December 31, 2007 (unaudited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and Six months ended June 30, 2008 and 2007; and for the period from January 13, 1989 (Inception) to June 30, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2008 and 2007 and for the period from January 13, 1989 (Inception) to June 30, 2008	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURES		26

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Expressed in U.S. Dollars)
	June 30	December 31
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash	$866,121	$1,148,702
Available-for-sale securities	164,389	92,445
Prepaid expenses and other assets	99,923	51,420
Total current assets	1,130,433	1,292,567
Equipment, net	108,956	115,709
Mineral properties	2,509,597	2,676,096
Total assets	$3,748,986	$4,084,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,392,401	$1,077,410
Total current liabilities	1,392,401	1,077,410

Long-term debt	787,245	1,166,056

Total liabilities	2,179,646	2,243,466

Non-controlling interest	-	526,651

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
46,500,000 (2007 - 39,700,000) common shares	4,650	3,970
Additional paid in capital	8,873,794	6,810,474
Accumulated deficit during the development stage	(7,291,696)	(5,418,938)
Accumulated other comprehensive income (loss)	(17,408)	(81,251)
Stockholders' equity	1,569,340	1,314,255

Total liabilities and stockholders' equity	$3,748,986	$4,084,372

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months	Six months	Six months
	1989 (inception)	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30	June 30
	2008	2008	2007	2008	2007
Expenses
Administrative and general	$1,671,521	$1,057,409	$11,826	$1,118,632	$22,844
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-	-	-
- HaldeyGold Project - other	185,126	-	-	-	-
- Tugojakovsk Project	453,821	-	-	-	-
- Kazakhstan	1,912,412	363,733	98,609	500,147	273,317
Interest, bank charges and foreign currency exchange losses	24,792	1,604	1,367	3,666	3,000
Professional fees	605,179	32,100	13,671	39,251	73,569
Property investigation costs	119,717	-	-	-	-
Management and consulting fees	1,552,480	95,706	68,810	216,061	141,201
Loss before other items	7,321,309	1,550,552	194,283	1,877,757	513,931
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	-	-	-
Interest income	237,655	548	28,084	4,998	61,516
Total other income (loss)	(101,126)	548	28,084	4,998	61,516
Net loss before non-controlling interest	$(7,422,435)	$(1,550,004)	$(166,199)	$(1,872,759)	$(452,415)
Non-controlling interest	130,739	-	(6,551)	-	$4,518
Net income (loss) for the period	$(7,291,696)	$(1,550,004)	$(172,750)	$(1,872,759)	$(447,897)
Basic and diluted loss per share		$(0.03)	$(0.00)	$(0.05)	$(0.01)
Weighted average number of common shares outstanding		46,500,000	39,700,000	40,071,271	39,504,444

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Six months	Six months
	1989 (inception)	Ended	Ended
	to June 30,	June 30	June 30
	2008	2008	2007
Cash flows used in operating activities
Net loss for the period	$(7,291,696)	$(1,872,758)	$(447,897)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	21,677	10,667	2,162
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	114,000	233,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	-	(4,518)
Changes in working capital assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(99,974)	(48,694)	(288,662)
- increase (decrease) in accounts payables and accrued liabilities	1,296,130	237,512	(290,945)
- increase (decrease) in accounts payables related party	-	-	7,863
Net cash used in operating activities	(4,161,666)	(1,559,273)	(788,997)
Cash flows used in investing activities
- purchase equipment	(131,480)	(4,761)	(69,099)
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,360,152)	(360,152)	(1,000,000)
Net cash used in investing activities	(4,137,921)	(364,913)	(1,069,099)

Cash flows from financing activities
- issuance of common stock	8,300,000	1,950,000	-
- loan proceeds	758,511	(401,744)	1,167,161
Net cash provided by financing activities	9,058,511	1,548,256	1,167,161

Effect of exchange rate changes on cash and cash equivalents	107,197	93,349	(12,333)
Increase in cash and cash equivalents	866,121	(282,581)	(703,268)
Cash and cash equivalents, beginning of period	-	1,148,702	3,082,432
Cash and cash equivalents, end of period	$866,121	$866,121	$2,379,164

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,559,273 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at June 30, 2008 and December 31, 2007. No amounts were paid for income taxes or interest in 2008 or 2007.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at June 30, 2008 and 2007, and are stated at fair value. The cost of these securities is $181,797, at June 30, 2008 (2007 - $181,797) and the net unrealized holding loss of $17,408 and (2007 - $89,352) is included in accumulated other comprehensive income (loss) at June 30, 2008. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at June 30, 2008 are on securities that have a fair market value of $164,389 at June 30, 2008. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2008 and 2007, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at June 30, 2008	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$866,121	$866,121
Available-for-sale securities	164,389	164,389
Assets measured at fair value at June 30, 2008	$1,030,510	$1,030,510

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$1,148,702	$1,148,702
Available-for-sale securities	92,445	92,445
Assets measured at fair value at December 31, 2007	$1,241,147	$1,241,147

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of June 30, 2008 and December 31, 2007, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at June 30, 2008 was U.S. $0.00842 to 1 Tenge.

2.	Significant Accounting Policies (continued)

(h)	Foreign Currency Translations and Transactions (cont’d)

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

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of June 30, 2008 and December 31, 2007.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through June 30, 2008.

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

Accumulated other comprehensive income consists of the following at June 30, 2008 and December 31, 2007:

Components of comprehensive income (loss)	June 30, 2008	December 31, 2007
Net income (loss) for the period	$(1,872,758)	$(1,909,808)
Foreign currency translation adjustments	-	8,101
Unrealized gains (loss) on available-for-sale securities	(17,408)	(73,864)
Total comprehensive income (loss)	$(1,890,166)	$(1,975,571)

2.	Significant Accounting Policies (continued)

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

3.	Equipment

	June 30, 2008	December 31, 2007
Fixed assets	$129,178	$126,719
Other intangible assets	1,455	-
	130,633	126,719
Accumulated depreciation	(21,677)	(11,010)
	$108,956	$115,709

The majority of equipment held at June 30, 2008 and December 31, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at June 30, 2008 is $787,245 (2007 - $1,166,056).

5.	Available-for-sale securities

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Accumulated Unrecognized Gains (Losses)	Market Value
	$	$	$	$	$

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the year	-	-	(73,864)	(73,864)	(73,864)
December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the period	-	79,221	(7,277)	71,944	71,944
June 30, 2008, equity securities	181,797	115,725	(133,133)	(17,408)	164,389

6.	Common stock

In June 2008 the Company issued 6,500,000 new common stock. The total amount received was $1,950,000. In June 2007 the Company issued 200,000 common shares valued at $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at June 30, 2008 and December 31, 2007 and changes during the six months ended June 30, 2008 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, December 31, 2007	8,000,000	$0.713
Warrants expire in 2008	(8,000,000)	$0.713
Balance, June 30, 2008	-	-

7.	Share Purchase Warrants (continued)

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

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the six months ended June 30, 2008 Consulting Fees of $152,013 (six months ended June 30, 2007 - $83,500) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at June 30, 2008 is $0 (2007 - $7,863) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

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

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan (continued)

Cash	$1,040,115
Prepaids and other assets	39,540
Mineral properties	2,676,096
Equipment	119,341
Accounts payable and accrued expenses	(46,806)
Long-term debt	(1,168,818)
Minority interest	(659,468)
Purchase price paid in 2007	$2,000,000

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the six months ended June 30, 2008, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the six months ended June 30, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the six months ended June 30, 2008 and Subsequent Events

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

The 2008 acquisition of the remaining 10% interest in Dostyk was accounted for using the purchase method. The aggregate allocation of purchase price to mineral properties was $2,509,597

During January 2010, subject to shareholder approval, the Company agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000 and other consideration.  The total value of the potential consideration to be received has not been determined.  The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements.  Management continues to believe that the value of the mineral property owned by the subsidiary has not been impaired, however an agreement for the sale of the subsidiary for less than its carrying value of $2,509,597 as of January 2010, would be an indication of impairment and result in the Company recording a loss on the sale.

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

Geology of Haldeevskaya area is represented by the mid Devonian volcanogenic-sedimentary sediments of the Mitrofan suite, terrigenous (“black shale”) sediments of the Jurginsk, Pachinsk, Salamat suites of upper Devonian, and the Yarsk, Lagernosadsk stratus of the lower Carboniferous age.  The rock formations are deformed into the linear folds with the north-north-eastern strike and they are cut by the series of longitudinal, lateral and diagonal fractures of different type and order.  The area is located at the front zone of the Tomsk thrust above the granitoid intrusions that are inferred by geophysics. Dolerite and Monzonite dikes intrude Paleozoic rocks forming the series of dike zones with a north-western trend with an echelon-like arrangement of some dikes and their groups.  Mineralization is focussed into areas associated with the thrusting. Towards the end of 19th and first half of the 20th centuries the region was one of the most prolific gold mining spots in Russia. The coarse gold was panned from the Tom river and the numerous drainage systems around the city of Tomsk. In late 1980 Geosphera made its first gold discoveries in hard rock.  As a result of the  geochemical and geophysical surveys a series of 6 highly prospective gold soil anomalies have been outlined   Of the 6 large anomalies the area currently considered the most perspective are the Semiluzhenskoye, Verkhnekamensk and Sukhorechenskoye prospects.  The Verkhnekamensk anomaly is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by Cigma, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometres with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralization. The first diamond drilling program has outlined vast areas of hydrothermal alteration, preliminary mineralogical investigations have discovered free gold in drill core from the upper part of the mineralization zone.

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

Exploration works & results

Berezki East 2008
Type of work	Volume		USD
Drill holes	drill holes	8
meters drilled	m	2,524	369,251
samples treatment	sample	2,545	42,610
Fire assays	assay	2,545
ICP assays	assay	10,180
Geol mapping	sq km	0	0
Data processing & administration			45,200
Berezki East total cost 2008			457,061

Dostyk Total	June 30, 2008
		Volume	USD
Drilling (m)	m	7,019	706,699
Sample processing & assays	sample	7,245	96,990
Metallurgical tests	sample		0
Surveys			$0
Data processing			$4,625
Consulting services, wages, taxes, administration & others			$95,513
TOTAL			903,827

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

June 2008 Quarter

The Company continued infill and extension drilling on Berezki East, Quartzite Gorka and Beskauga.

On Berezki East four infill drill holes have returned same results as discussed in March 2008 quarter and confirmed continuity of mineralization both on strike and depth.

Quartzite Gorka Prospect

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

Quartzite Gorka is located 19 km away from Ekibastuz and 5 km away from Berezki East with same infrastructure as Berezki East.

Exploration works & results

Quartzite Gorka 2008
	Volume		USD
Drill holes	drill holes	11
meters drilled	m	3,098	452,308
Trenching	m3	496	2,000
samples treatment	sample	3,482	58,149
Fire assays	assay	3,482
ICP assays	assay	13,928
Met tests	sample	2	4,895
Geol mapping	sq km	5	167
Data processing & administration			45,200
Quartzite Gorka total cost 2008			562,719

In 2008 the Company has completed on Quartzite Gorka 11 diamond drill holes (DDH) for a total of 3,098 meters. The drilling program was intended to explore both the lateral and vertical extension of the gold-copper mineralization controlled by north-west trending zone of hydrothermaly altered granodiorites. The most representative interceptions were observed along drilling fences F3 and F7.

The drilling confirmed over the 750 meters continuity of the gold-copper mineralization along strike with an average width of approximately 50-70m. The gold-copper zone remains open on strike and to depth. The mineralization zone is characterized by the steep dipping. It has been traced from the surface down to a depth of 400 m and remains open. The mineralization zone usually maintains the consistent width from the top to the bottom and varies from 30 to 120 meters

•	Drilling Fence F0

o	DDH Q19, 119m grading 0.36 g/t gold and 0.25% copper from 38.0m including 33.9m at 0.73 g/t gold and 0.41% copper from 0.1m

•	Drilling Fence F1

o	DDH Q10, 143.6m grading 0.71 g/t gold and 0.42% copper including 88.1m at 0.95 g/t gold and 0.42% copper from 106.0m

o	DDH Q9, 96.4m grading 0.26 g/t gold and 0.08% copper from -45.0m including 13.8m at 0.5 g/t gold and 0.13 copper from -72.0m

o	DDH Q15, 72.0 m grading 0.23 g/t gold and 0.11% copper from 172.0m

(D)	Results of Operations

Six months Ended June 30, 2008 versus six months Ended June 30, 2007

For the six months ended June 30, 2008 we recorded a net loss of $1,872,759 (2007 net loss - $447,897) or $0.05 per share (2007 - $0.01).

Expenses – For the six months ended June 30, 2008 we recorded expenses of $1,877,757 (2007 - $513,931). This amount includes, professional fees - accounting $1,221 (2007 - $7,467) and legal $38,030 (2007 - $66,102). Management and consulting fees were $216,061 (2007 -$141,201). Interest, bank charges and foreign currency exchange losses were $3,666 (2007 - $3,000).

For the six months ended June 30, 2008 we recorded exploration expenses of $500,147 (2007 - $273,317). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $500,147 (2007 - $273,317) and Tomsk Oblast, Russian Federation $0 (2007 - $0).

Depreciation expense – For the six months ended June 30, 2008 we recorded depreciation expense of $10,667 (2007 - $2,162).

(E)	Capital Resources and Liquidity

June 30, 2008 versus June 30, 2007

At June 30, 2008, we had cash of $866,121 (2007 - $2,379,164) and working capital deficiency of $261,968 (2007 working capital - $2,767,912) respectively. Total liabilities as of June 30, 2008 were $2,179,646 as compared to $1,185,729 on June 30, 2007, an increase of $993,917.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,559,273 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through June 30, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

Dostyk Exploration Program 2008
Program	Units	Q-ty	Price	Total US$
Diamond drilling	m	12,500	107	1,342,975
core samples splitting, crushing, pulverization	sample	12,500	11.00	137,500
Assays, incl metallurgy	assay	12,500	15.60	195,000
Metallurgical test	sample	1	2,850.00	2,850
Resource estimation, JORC standard	prospect	3	25,000.00	75,000
Transportation	month	12	4,500.00	54,000
Hydrogeology	study	1	60,000.00	60,000
Subtotal drilling+assays+resource, etc	$			1,802,325
Exploration staff salary	$			129,350
Other on-site expenses	$			20,705
Total exploration works	$			1,952,380
Overheads	$			46,380
Other administration expenses	$			67,800
Sub total	$			2,066,560
Sundries 5%	$			100,339
Total	$			2,166,899

(G)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2007 and June 30, 2008 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2008 and December 31, 2007, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of June 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended June 30, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended June 30, 2008, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the  preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

In June 2008 the Company completed a private placement to non-affiliated offshore investors of 6,500,000 common shares of the common stock of the Company for net proceeds of $1,950,001 pursuant to the exemption from registration requirements of the Securities Act of 1933 as amended afforded by Regulation S as promulgated by the Act. Following the closing of this private placement, we had 46,500,000 common shares issued and outstanding. The funds will be used for working capital.

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