Form 10-Q
period 2008-09-30
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets September 30, 2008 (unaudited) and December 31, 2007 (unaudited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2008 and 2007; and for the period from January 13, 1989 (Inception) to September 30, 2008	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2008 and 2007 and for the period from January 13, 1989 (Inception) to September 30, 2008	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES		28

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Expressed in U.S. Dollars)
	September 30	December 31
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS
Current
Cash	$14,248	$1,148,702
Available-for-sale securities	88,444	92,445
Prepaid expenses and other assets	89,300	51,420
Total current assets	191,992	1,292,567

Equipment, net	144,674	115,709
Mineral properties	2,509,597	2,676,096
Total assets	$2,846,263	$4,084,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,330,660	$1,077,410
Total current liabilities	1,330,660	1,077,410

Long-term debt	816,990	1,166,056
Total liabilities	2,147,650	2,243,466

Non-controlling interest	-	526,651

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
46,500,000 (2007 - 39,700,000) common shares	4,650	3,970
Additional paid in capital	8,873,794	6,810,474
Accumulated deficit during the development stage	(8,086,478)	(5,418,938)
Accumulated other comprehensive income (loss)	(93,353)	(81,251)
Stockholders' equity	698,613	1,314,255

Total liabilities and stockholders' equity	$2,846,263	$4,084,372

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months	Nine months	Nine months
	1989 (inception)	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30	September 30
	2008	2008	2007	2008	2007
Expenses
Administrative and general	$2,808,443	$1,136,922	$55,124	$2,255,554	$77,968
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-	-	-
- HaldeyGold Project - other	185,126	-	-	-	-
- Tugojakovsk Project	453,821	-	-	-	-
- Kazakhstan	1,552,266	(360,146)	17,456	140,001	290,773
Interest, bank charges and foreign currency exchange losses	46,508	21,716	648	25,382	3,648
Professional fees	605,914	735	19,138	39,986	92,707
Property investigation costs	119,717	-	-	-	-
Management and consulting fees	1,584,180	31,700	79,683	247,761	220,884
Loss before other items	8,152,236	830,927	172,049	2,708,684	685,980
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	-	-	-
Gain (loss) on sale of assets	35,717	35,717	-	35,717	-
Interest income	238,083	428	11,566	5,426	73,082
Total other income (loss)	(64,981)	36,145	11,566	41,143	73,082
Net loss before non-controlling interest	(8,217,217)	(794,782)	(160,483)	(2,667,541)	(612,898)
Non-controlling interest	130,739	-	-	-	4,518
Net income (loss) for the period	$(8,086,478)	$(794,782)	$(160,483)	$(2,667,541)	$(608,380)
Basic and diluted loss per share		$(0.02)	$(0.00)	$(0.06)	$(0.02)
Weighted average number of common shares outstanding		46,500,000	39,700,000	42,237,729	39,570,588

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Nine months	Nine months
	1989 (inception)	Ended	Ended
	to September 30,	September 30	September 30
	2008	2008	2007
Cash flows used in operating activities
Net loss for the period	$(8,086,478)	$(2,667,540)	$(608,380)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	23,861	12,851	5,898
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	114,000	233,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	-	(4,518)
- realized loss on sale of equipment	12,342	12,342	-
Changes in working capital assets and liabilities, net of acquired subsidiary
- decrease (increase) in prepaid expenses and other assets	(88,853)	(37,573)	(58,724)
- increase (decrease) in accounts payables and accrued liabilities	1,237,206	178,588	(20,867)
- increase (decrease) in accounts payables related party	-	-	14,278
Net cash used in operating activities	(4,989,725)	(2,387,332)	(439,313)
Cash flows used in investing activities
- purchase equipment	(216,363)	(89,644)	(125,239)
- proceeds from sale of equipment	35,717	35,717	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,360,152)	(360,152)	(2,000,000)
Net cash used in investing activities	(4,187,087)	(414,079)	(2,125,239)
Cash flows from financing activities
- issuance of common stock	8,300,000	1,950,000	-
- loan proceeds	758,035	(402,220)	1,158,873
Net cash provided by financing activities	9,058,035	1,547,780	1,158,873
Effect of exchange rate changes on cash and cash equivalents	133,025	119,177	10,043
Increase in cash and cash equivalents	14,248	(1,134,454)	(1,395,636)
Cash and cash equivalents, beginning of period	-	1,148,702	3,082,432
Cash and cash equivalents, end of period	$14,248	$14,248	$1,686,796

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,387,332 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at September 30, 2008 and December 31, 2007. No amounts were paid for income taxes or interest in 2008 or 2007.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at September 30, 2008 and 2007, and are stated at fair value. The cost of these securities is $181,797, at September 30, 2008 (2007 - $181,797) and the net unrealized holding loss of $93,353 and (2007 - $89,352) is included in accumulated other comprehensive income (loss) at September 30, 2008. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at September 30, 2008 are on securities that have a fair market value of $88,444 at September 30, 2008. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2008 and 2007, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at September 30, 2008	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$14,248	$14,248
Available-for-sale securities	88,444	88,444
Assets measured at fair value at September 30, 2008	$102,692	$102,692

Description	Fair Value at December 31, 2007	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$1,148,702	$1,148,702
Available-for-sale securities	92,445	92,445
Assets measured at fair value at December 31, 2007	$1,241,147	$1,241,147

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of September 30, 2008 and 2007, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at September 30, 2008 was U.S. $0.00849 to 1 Tenge.

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

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of September 30, 2008 and December 31, 2007.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through September 30, 2008.

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

Accumulated other comprehensive income consists of the following at September 30, 2008 and December 31, 2007:

Components of comprehensive income (loss)	September 30, 2008	December 31, 2007
Net income (loss) for the period	$(2,667,541)	$(1,909,808)
Foreign currency translation adjustments		8,101
Unrealized gains (loss) on available-for-sale securities	(93,353)	(73,864)
Total comprehensive income (loss)	$(2,760,894)	$(1,975,571)

2.	Significant Accounting Policies (continued)

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

3.	Equipment

	September 30, 2008	December 31, 2007
Fixed assets	$154,611	$126,719
Other intangible assets	1,524	-
Fixed asset revaluation reserve	12,400
	168,535	126,719
Accumulated depreciation	(23,861)	(11,010)
	$144,674	$115,709

The majority of equipment held at September 30, 2008 and December 31, 2007 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at September 30, 2008 is $816,990 (2007 - $1,166,056).

5.	Available-for-sale securities

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Accumulated Unrecognized Gains (Losses)	Market Value
	$	$	$	$	$

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the year	-	-	(73,864)	(73,864)	(73,864)
December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the period	-	31,681	(35,682)	(4,001)	(4,001)
September 30, 2008, equity securities	181,797	68,185	(161,538)	(93,353)	88,444

6.	Common stock

During the quarter ended September 30, 2008 the Company had not issued any new common stock.

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at September 30, 2008 and December 31, 2007 and changes during the nine months September 30, 2008 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, December 31, 2007	8,000,000	$0.713
Warrants expire in 2008	(8,000,000)	$0.713
Balance, September 30, 2008	-	-

1.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 12, 2006, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

7.	Share Purchase Warrants (continued)

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

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine months ended September 30, 2008 Consulting Fees of $172,013 (nine months ended September 30, 2007 - $133,000) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at September 30, 2008 is $0 (2007 - $14,278) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company

9.	Mineral Properties Dostyk LLP – Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

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

During the three month period ended March 31, 2008, the Company acquired an additional 10% interest in Dostyk for a purchase price of US$400,000. At that date, the balance of non-controlling interest was in excess of the purchase price of $166,499. This amount was credited against the capitalized balance in mineral properties. As of that date, the Company owned 100% of Dostyk.

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

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the nine months ended September 30, 2008, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 17, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the nine months ended September 30, 2008 and 2007 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2007 and the related annual MD&A included in the December 31, 2007 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the nine months ended September 30, 2008 and Subsequent Events

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

During the three month period ended March 31, 2008, the Company acquired an additional 10% interest in Dostyk for a purchase price of US$400,000. At that date, the balance of non-controlling interest was in excess of the purchase price of $166,499. This amount was credited against the capitalized balance in mineral properties. As of that date, the Company owned 100% of Dostyk.

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

•	Drilling Fence F0

o	DDH Q19, 119m grading 0.36 g/t gold and 0.25% copper from 38.0m including 33.9m at 0.73 g/t gold and 0.41% copper from 0.1m

•	Drilling Fence F1

o	DDH Q10, 143.6m grading 0.71 g/t gold and 0.42% copper including 88.1m at 0.95 g/t gold and 0.42% copper from 106.0m

o	DDH Q9, 96.4m grading 0.26 g/t gold and 0.08% copper from -45.0m including 13.8m at 0.5 g/t gold and 0.13 copper from -72.0m

o	DDH Q15, 72.0 m grading 0.23 g/t gold and 0.11% copper from 172.0m

September 2008 Quarter

Dostyk Total	September 30, 2008
		Volume	USD
Drilling (m)	m	3,815	370,533
Trenching (m3)	m3	496	2,000
Sample processing & assays	sample	4,327	77,850
Metallurgical tests	sample	5	12,238
Surveys			$12,892
Data processing			$31,409
Consulting services, wages, taxes, administration & others			$221,803
TOTAL			728,725

Works completed on each prospect in quarter September 2008
Prospect	Drill holes	Meters drilled	Trenching	Sample processing	Assays		Met tests	Geological mapping
					FA, Au	ICP, Cu, Mo		km2
Beskauga	3	776	0	795	795	2,385	2	10
Ushtogan	7	1,042	0	1,200	1200	4,800	1	0
TOTAL	10	1,818	0	1,995	1,995	7,185	3	10

The Company continued infill drilling on Beskauga with results similar to discussed in June 2008 quarter and collected two metallurgical samples.

Drilling Fence F11

The drill holes of drilling fence F11 extended the results of the historical drilling by intercepting a bulk mineralization zone that is characterized by impressive dimensions:

-	Length over 2,000m
-	Width over 440m
-	Length in dip direction over 350m

o	DDH Bg16, 292m grading 0.32g/t gold and 0.25% copper from 35m, including 52.8m at 0.35g/t gold and 0.29% copper

•	Drilling Fence F12

On fence F12 the drill holes have intersected down to a depth of 400 meters an extensive mineralization zone consisting from three ore bodies. The total width of mineralization zone is 280 meters.

o	DDH Bg15, 160m grading 0.21g/t gold and 0.24% copper from 52m

Beskauga Metallurgical Tests

Two metallurgical samples were processed in Almaty/Kazakhstan based KazMekhanObr Ltd, a mineral service company with well experienced specialists and international acceptance.

The flotation test has returned quite encouraging results and confirmed capability to return a commercial product. The flotation concentrate has achieved 19.7% grade of copper and 25.6g/t of gold.

Product	Yield,	Grade			Recovery %
	%	Cu, %	Au, g/t	Ag, g/t	Cu	Au	Ag
Concentrate	2.28	19.72	25.80	123.40	88.60	67.20	54.78
Tailings	97.72	0.05	0.29	2.32	11.40	32.80	45.22
Ore	100.00	0.43	0.875	5.13	100.00	100.00	100.00

Beskauga 2008
	Volume		USD
Drill holes	drill holes	6
meters drilled	m	1,671	243,966
samples treatment	sample	1,630	27,221
Fire assays	assay	1,630
ICP assays	assay	4,890
Met tests	sample	2	4,895
Geol mapping	sq km	10	334
Data processing & administration			45,200
Beskauga total cost 2008			321,616

Ushtogan Gold Prospect

Primary Geology & Infrastructure

Ushtogan is situated in South-West corner of the license area and is represented by 320m-long linear system of quartz veining with gold mineralization discovered and partially explored by trenches and drilling still in Soviet times.

Ushtogan is situated 94km southerly of Ekibastuz town with connection by gravel road. The nearest high-voltage power line is 5 km away. There are a number of small lakes for technical water supply.

Exploration works & results

The Company has commenced drilling program on Ushtogan prospect in order to prove historical exploration data and to collect core material for bulk metallurgical samples. In total seven extension and infill drill holes have been completed with following most representative results:

•	24m at 1.5g/t Au from depth 34m in DDH#U14
•	19.8m at 1.4g/t in DDH#U4
•	83m at 0.92g/t in DDH#U2

As a result of this drilling program the zone been explored on its length of 250m and remains open on strike. In dip direction the mineralization has been traced to 320m down and remains open as well.

One bulk 125kg metallurgical sample has been processed by column test with gold recovery 52% by crushing size 5mm.

Ushtogan 2008
Type of work	Volume		USD
Drill holes	drill holes	7
meters drilled	m	1,042	152,132
samples treatment	sample	1,200
Fire assays	assay	1,200	20,040
ICP assays	assay	4,800
Met tests	sample	1	2,448
Geol mapping	sq km	0	0
Data processing & administration			45,200
Ushtogan total cost 2008			219,820

(D)	Results of Operations

Nine months Ended September 30, 2008 versus nine months Ended September 30, 2007

For the nine months ended September 30, 2008 we recorded a net loss of $2,667,541 (2007 net loss - $608,380) or $0.06 per share (2007 - $0.02).

Expenses – For the nine months ended September 30, 2008 we recorded expenses of $2,708,684 (2007 - $685,980). This amount includes, professional fees - accounting $3,033 (2007 - $14,373) and legal $36,953 (2007 - $78,334). Management and consulting fees $247,761 (2007 - $220,884). Interest, bank charges and foreign currency exchange losses were $25,382 (2007 - $3,648).

For the nine months ended September 30, 2008 we recorded exploration expenses of $140,001 (2007 - $290,773). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $140,001 (2007 - $290,773) and Tomsk Oblast, Russian Federation $0 (2007 - $0).

Depreciation expense – For the nine months ended September 30, 2008 we recorded depreciation expense of $12,851 (2007 - $5,898).

(E)	Capital Resources and Liquidity

September 30, 2008 versus September 30, 2007

At September 30, 2008, we had cash of $14,248 (2007 - $1,686,796) and working capital deficiency of $1,138,668 (2007 working capital - $1,807,965) respectively. Total liabilities as of September 30, 2008 were $2,147,650 as compared to $1,238,328 on September 30, 2007, an increase of $909,322.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $2,387,332 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through September 30, 2009 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2008 and December 31, 2007, the Company did not have proven reserves.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs  related  to  site  restoration  programs  are  accrued over the life  of  the  project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of its property, plant and equipment costs which would reduce our earnings and net assets

(H)	Off-balance Sheet Arrangements and Contractual Obligations

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended September 30, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2008, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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