Form 10-K
period 2008-12-31
CIGMA METALS CORP
filed 2010-02-22
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number              0-27355

CIGMA METALS CORPORATION
(Exact Name of registrant as specified in its charter)

Florida	98-0203244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c.Velazquez 150, Madrid, Spain	E-28002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(+34) 60 900 1424

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.001 per share	Pink Sheets
Title of each class	Name of each exchange on which registered

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
Large accelerated filer: ☐	Accelerated Filer: ☐
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒

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
$15,086,000 as of June 30, 2008

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risks Factors”

Significant Developments in fiscal 2008 and Subsequent Events

For the year ended December 31, 2008 we recorded exploration expenses of $2,941,613 compared to $1,412,265 in fiscal 2007. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $2,941,613 (2007 - $1,412,265) and Russian Federation $0 (2007 - $0).

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

As of December 31, 2008 there were five part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $9,032,327 for the period from our inception (January 13, 1989) through December 31, 2008 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the years ended December 31, 2008 and 2007 relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mr. Agustin Gomez de Segura, our president and chief executive officer is engaged in other business activities and devotes only a limited amount of his time (approximately 50%) to our business.  As we expand our activities, a need for full time management may arise.  In such an event, should Mr. Gomez de Segura be unwilling to dedicate more of his time to our business or if we fail to hire additional personnel, our business and results of operations would suffer a material adverse effect.

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

Our performance is substantially dependent on performance of our senior management.  In particular, our success depends on the continued efforts of Mr. Gomez de Segura. The loss of his services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise.  We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Republic of Kazakhstan

The Company through its 100% subsidiary Dostyk LLP holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan. The Dostyk property covers and area of 14,000 square kilometres, in northern Kazakhstan in a region which has been producing gold and base metals for decades including Zinc, Copper, Nickel, Lead and Gold in various geological environments.  Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives.  Currently, over 130 known mineral occurrences occur on the property, and the Company has selected 5 targets as the focus of the 2008 exploration campaign.  The area has a well-developed infrastructure including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighbouring Russia.

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

Exploration Works 2008

After reviewing historical data and first drilling results, the exploration works in 2008 were focused mainly on following prospects: Beskauga, Berezki East, Quartzite Gorka, Ushtogan and Anino-Nikolaevo.

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

Exploration works & results

Berezki East 2008
Type of work	Volume		USD

Drill holes	drill holes	8
meters drilled	m	2,524	369,251
samples treatment	sample	2,545
Fire assays	assay	2,545	42,610
ICP assays	assay	10,180
Geol mapping	sq km	0	0
Data processing & administration			45,200
Berezki East total cost 2008			457,061

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

Quartzite Gorka is located 19 km away from Ekibastuz and 5 km away from Berezki East with same infrastructure as Berezki East.

Exploration works & results

Quartzite Gorka 2008
	Volume		USD
Drill holes	drill holes	11
meters drilled	m	3,098	452,308
Trenching	m3	496	2,000
samples treatment	sample	3,482
Fire assays	assay	3,482	58,149
ICP assays	assay	13,928
Met tests	sample	2	4,895
Geol mapping	sq km	5	167
Data processing & administration			45,200
Quartzite Gorka total cost 2008			562,719

Dostyk Total	June 30, 2008
		Volume	USD
Drilling (m)	m	7,019	706,699
Sample processing & ssays	sample	7,245	96,990
Metallurgical tests	sample		0
Surveys			$0
Data processing			$4,625
Consulting services, wages, taxes, administration & others			$95,513
TOTAL			903,827

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

Product	Yield,	Grade			Recovery %
	%	Cu, %	Au, g/t	Ag, g/t	Cu	Au	Ag
Concentrate	2.28	19.72	25.80	123.40	88.60	67.20	54.78
Tailings	97.72	0.05	0.29	2.32	11.40	32.80	45.22
Ore	100.00	0.43	0.875	5.13	100.00	100.00	100.00

Beskauga 2008
	Volume		USD
Drill holes	drill holes	6
meters drilled	m	1,671	243,966
samples treatment	sample	1,630
Fire assays	assay	1,630	27,221
ICP assays	assay	4,890
Met tests	sample	2	4,895
Geol mapping	sq km	10	334
Data processing & administration			45,200
Beskauga total cost 2008			321,616

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

December 2008 Quarter

In Dec 2008 quarter the Company processed large volume of exploration data gathered in past nine months and prepared data for JORC compliant resource estimation.

Dostyk Total	December 31, 2008
		Volume	USD
Drilling (m)	m	0	0
Sample processing & assays	sample	0	0
Metallurgical tests	sample	0	0
Surveys			$0
Data processing			$96,000
Resource estimation, consulting services, outstanding payments for Sep 2008 quarter, taxes, administration & others			$150,012
TOTAL			246,012

The Company has engaged Australia/Perth based Micromine Ltd to conduct maiden JORC compliant resources on three most advanced prospects, Berezki East, Quartzite Gorka ands Beskauga:

Summary of the Resources for Berezki East Deposit (Micromine, 2008):

Au Cut Off	Oxide	Tonnes	Au	Ag	Cu	Au Metal	Ag Metal	Cu
From	Zone	'000 t	g/t	g/t	%	Oz	Oz	Tonnes
	Fresh	17,252	0.43	1.07	0.08	236,809	592,947	13,389
0.0	Oxidised	1,352	1.20	1.00	0.18	52,077	43,369	2,446
	Total	18,604	0.48	1.06	0.09	288,886	636,316	15,835
	Fresh	17,007	0.43	1.07	0.08	236,120	585,961	13,229
0.1	Oxidised	1,352	1.20	1.00	0.18	52,077	43,369	2,446
	Total	18,360	0.49	1.07	0.09	288,197	629,330	15,675
	Fresh	10,995	0.58	1.11	0.09	206,530	391,673	10,057
0.2	Oxidised	891	1.75	1.02	0.24	50,110	29,077	2,170
	Total	11,887	0.67	1.10	0.10	256,640	420,751	12,227
	Fresh	7,257	0.76	1.14	0.11	177,256	267,003	7,743
0.3	Oxidised	826	1.87	1.02	0.26	49,581	27,084	2,131
	Total	8,083	0.87	1.13	0.12	226,837	294,087	9,873
	Fresh	5,109	0.93	1.10	0.12	153,184	180,532	6,222
0.4	Oxidised	816	1.89	1.02	0.26	49,480	26,761	2,117
	Total	5,925	1.06	1.09	0.14	202,664	207,294	8,339
	Fresh	4,050	1.06	1.07	0.13	137,975	139,759	5,263
0.5	Oxidised	784	1.95	1.02	0.26	49,012	25,701	2,055
	Total	4,834	1.20	1.07	0.15	186,987	165,460	7,318

Summary of the Resources for the Quartzite Gorka Prospect (Micromine, 2008)

Au Cut Off	Oxide	Tonnes	Au	Ag	Cu	Au Metal	Ag Metal	Cu
From	Zone	'000 t	g/t	g/t	%	Oz	Oz	Tonnes
	Fresh	28,977	0.357	3.411	0.14	332,678	3,177,547	39287
0.0	Oxidized	3,137	0.197	3.285	0.13	19,858	331,351	3,958
	Total	32,114	0.341	3.398	0.13	352,536	3,508,898	43,245
	Fresh	26,603	0.384	3.576	0.15	328,170	3,058,580	38,760
0.1	Oxidised	1,540	0.343	5.581	0.19	16,973	276,404	2,979
	Total	28,143	0.381	3.686	0.15	345,143	3,334,984	41,739
	Fresh	20,371	0.454	4.094	0.17	297,168	2,681,446	34,959
0.2	Oxidised	1,031	0.439	7.366	0.23	14,541	244,181	2,353
	Total	21,402	0.453	4.252	0.17	311,709	2,925,627	37,312
	Fresh	13,224	0.566	4.889	0.21	240,530	2,078,683	28,138
0.3	Oxidised	539	0.621	10.81	0.32	10,766	187,303	1,738
	Total	13,763	0.568	5.121	0.22	251,296	2,265,986	29,876
	Fresh	8,129	0.705	5.463	0.27	184,163	1,427,709	22,045
0.4	Oxidised	370	0.747	13.21	0.36	8,889	157,093	1,318
	Total	8,499	0.707	5.8	0.27	193,052	1,584,802	23,363
	Fresh	5,749	0.811	5.673	0.30	149,928	1,048,570	17,425
0.5	Oxidised	290	0.830	15.23	0.38	7,737	142,043	1,102
	Total	6,039	0.812	6.133	0.31	157,665	1,190,613	18,527

Summary of the Resources for the Beskauga Deposit (Micromine, 2008):

Au Cut Off	Tones	Au	Ag	Cu	Mo	Au Metal	Ag Metal	Cu	Mo
From	'000 t	g/t	g/t	%	%	Oz	Oz	Tonnes	Tonnes
0.00	217,010	0.341	1.482	0.1698	0.0141	2,380,644	10,342,519	368,484	30,598
0.10	214,308	0.345	1.485	0.1705	0.0142	2,374,909	10,235,092	365,310	30,453
0.20	200,381	0.356	1.504	0.1738	0.0139	2,292,085	9,691,980	348,183	27,833
0.30	155,950	0.385	1.441	0.184	0.0103	1,930,012	7,222,565	286,995	16,031
0.40	46,391	0.487	1.732	0.2278	0.0181	726,210	2,582,895	105,698	8,387
0.50	11,526	0.610	2.223	0.336	0.0580	226,057	823,861	38,729	6,680
0.60	3,881	0.751	2.574	0.4712	0.0369	93,767	321,150	18,288	1,432

Australasian Joint Ore Reserves Committee (the “JORC”) code for reporting of Mineral Resources and Ore Reserves (the “JORC Code”) Compliant Inferred Resources (Micromine Ltd, 2008)

Prospect	Au (Oz)	Cu (Tonnes)	Ag (Oz)	Mo (Tonnes)

Berezki East	288,886	15,835	636,316	-

Beskauga	2,380,644	368,484	10,342,519	30,598

Quartzite Gorka	352,536	43,245	3,508,898	-

Total	3,022,066	427,564	14,487,733	30,598

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 – High	$0.720	$0.560	$0.510	$0.400
2008 – Low	$0.270	$0.310	$0.130	$0.130
2007 – High	$0.900	$0.600	$0.680	$0.600
2007 – Low	$0.520	$0.390	$0.300	$0.200
2006 – High	$1.270	$1.600	$1.250	$1.010
2006 – Low	$0.575	$0.850	$0.870	$0.750
2005 – High	$1.525	$1.575	$1.550	$1.426
2005 – Low	$1.350	$1.450	$1.000	$1.010
2004 – High	$1.125	$1.125	$1.450	$1.500
2004 – Low	$0.505	$0.750	$0.655	$0.725

Our stock is also quoted in the Frankfurt Exchange under the symbols “C9K.FSE,” and “C9K.ETR”.

(1) The high and low bid prices for our Common Stock for the Fourth Quarter of 2008 were for the period October 1, 2008 to December 31 2008.

As of December 31, 2008, there were 14 holders of record of the Common Stock.

No cash dividends were paid in 2008 or 2007. No cash dividends have been paid subsequent to December 31, 2008. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

No securities were issued without registration under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 2008.

We did not effect any repurchases of our securities during the fourth quarter of Fiscal 2008.

Item 6.	Selected Financial Data

The Company has not generated any operating revenues to date. Since incorporation it has been inactive as far as mining activities are concerned.  The Company’s plans, funding requirements, sources and alternatives relating thereto are presented and discussed in “Item 7 - "Management’s Discussion and analysis of Financial Condition and Results of Operations".

The following table sets forth, for the periods and the dates indicated selected financial data for the Company.  This information should be read in conjunction with the Company's Audited Consolidated Financial Statements and Notes thereto for the period ended December 31, 2008 and "Item 7 – Management’s Discussion and analysis of Financial Condition and Results of Operations” included elsewhere herein.

The selected financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.  To date the Company has not paid any dividends on the Common Shares and it does not expect to pay dividends in the foreseeable future.

The Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in United States ("US GAAP").

FIVE YEAR COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(expressed in U.S. dollars unless otherwise indicated)

Period Type	12 Months	12 Months	12 Months	12 Months	12 Months
Fiscal Year End	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Current Assets	$152,297	$1,292,567	$3,248,741	$431,967	$566,160
Total Assets	2,797,638	4,084,372	3,248,741	431,967	566,160
Current Liabilities	1,304,237	1,077,410	54,915	43,880	21,722
Long term Liabilities	772,642	1,166,056	-	-	-
Minority Interest	-	526,651	-	-	-
Common Stock	9,728,445	6,814,444	6,718,444	2,051,600	701,600
Other Equity	(9,007,686)	(5,500,189)	(3,524,618)	(1,963,513)	(1,157,162)
Total Liability and Equity	2,797,638	4,084,372	3,248,741	431,967	566,160
Other Expenses	3,482,650	1,909,808	1,545,617	888,224	657,031
Income (Loss) Pre-tax	(3,482,650)	(1,909,808)	(1,545,617)	(888,224)	(657,031)
Net Income (Loss)	(3,482,650)	(1,909,808)	(1,545,617)	(888,224)	(657,031)
EPS Basic	(0.08)	(0.05)	(0.04)	(0.03)	(0.02)
EPS Diluted	(0.08)	(0.05)	(0.04)	(0.03)	(0.02)
Common Shares Issued and Outstanding	48,100,000	39,700,000	39,500,000	30,700,000	14,000,000

Item 7.	Management’s Discussion and analysis of Financial Condition and results of Operations

(A)	General

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

We had no revenues during fiscal 2008 and 2007. Funds raised in fiscal 2008 and 2007 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2008 (Fiscal 2008) versus Year Ended December 31, 2007 (Fiscal 2007)

For the year ended December 31, 2008 we recorded a loss of $3,482,650 or $0.08 per share, compared to a loss of $1,909,808 or $0.05 per share in 2007.

General and administrative expenses – For the year ended December 31, 2008 we recorded general and administrative expenses of $534,132 (fiscal 2007 - $712,642). The fiscal 2008 amount includes professional fees - accounting $3,033 (fiscal 2007 - $14,070) and legal $36,953 (fiscal 2007 - $93,741). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2008, we recorded total exploration costs of $2,941,613 compared to $1,412,265 in fiscal 2007. Exploration expenses on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 (2007 - $0). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2009 exploration spending requirements in light of the current and anticipated, global economic environment.

The Company’s investment in the HaldeyGold partnership interest is as follows:

	January 13, 1989 (inception) to December 31, 2008	Year ended December 31, 2008	Year ended December 31, 2007
Capital invested	$986,862	$-	$-
Exploration costs incurred	(796,261)
	190,601
Write-down of investment in partnership interest	(190,601)
Partnership interest at end of year	$-	$-	$-

Exploration costs on the Tugojakovsk mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 (2007 - $0).

	January 13, 1989 (inception) to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2007
Capital invested	$453,821	$-	$-
Exploration costs incurred	(453,821)
Partnership interest at end of year	$-	$-	$-

Depreciation expense – For the year ended December 31, 2008 we recorded depreciation expense of $30,955 compared to $11,010 in fiscal 2007.

(C)	Capital Resources and Liquidity

December 31, 2008 versus December 31, 2007:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company’s exploration properties are in the exploration stage, have not commenced commercial production and consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2009/2010 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2008, we had cash of $29,247 (2007 - $1,148,702) and a working capital deficiency of $1,080,690 (2007 working capital - $215,157) respectively. Total liabilities as of December 31, 2008 were $2,076,879 as compared to $2,243,466 on December 31, 2007, a decrease of $166,587.  In January 2008 the Company issued 300,000 common shares valued at $114,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan. In June and October 2008 the Company issued 6,500,000 and 1,600,000 common shares respectively, the total amount received was $1,950,001 and 400,000 respectively. In June 2007 the Company issued 200,000 common shares valued at $96,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $3,115,799 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2008 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities:    The Company used cash of $3,115,799 (used cash in 2007 - $981,114) through the year ended December 31, 2008 and 2007. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $19,707 (2007 - $11,010), expenses satisfied with issuance of common stock $114,000 (2007 - $96,000), and realized loss on sale of equipment $12,342 (2007 - $0). Changes in prepaid expenses and other assets resulted in an increase of $23,484 compared to an increase of $51,280 in 2007. There was an increase in accounts payable and accrued liabilities of $173,036 compared to an increase of $1,003,703 in 2007. There was an increase in accounts payable to related party in 2008 of $71,250 but no change in 2007.

Investing Activities:     During the year ended December 31, 2008 investing activities consisted of expenditures on the purchase of assets of $89,714 (2007 - $126,719), proceeds from sale of equipment $35,717 (2007 - $0), and acquisition of mineral property costs of $400,000 (2007 - $2,000,000).

Financing Activities: The Company intends to finance its activities by raising capital through the equity markets. In fiscal 2008 the Company issued 8,100,000 shares for net cash of $2,800,001, during fiscal 2007 the Company did not issue any new common stock. The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, Cigma and Eureka signed an Assignment Agreement under which Cigma assumed responsibility for repayment of all amounts due under the loan. A loan repayment of $402,220 was made in 2008 while no repayment was made in 2007. The loan balance at December 31, 2008 is $772,642 (2007 - $1,160,255).

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

Share Capital

At December 31, 2008, the Company had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.001 each.

◦	53,500,000 common shares were issued and outstanding as at February 15, 2010 and 48,100,000 at December 31, 2008 (December 31, 2007 – 39,700,000).

OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have lead to a significant weakening of exchange traded commodity prices in recent months, including precious and base metal prices. Volatility in these markets has also been unusually high. It is difficult in these conditions to forecast metal prices and demand trends for products that we would produce if we had current mining operations. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

It is anticipated that for the foreseeable future, the Company will rely on the equity markets to meet its financing need. The Company will also consider entering into joint venture arrangements to advance its projects.

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of its capital and exploration expenditures during 2009/2010.

We are currently concentrating our exploration activities in Kazakhstan and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, the Company was not a party to any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources of the Company.

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

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our exploration work program in 2009 will concentrate exploration activities on Maykubinsk exploration license in Kazakhstan. The main exploration targets remain Beskauga, Berezki East and Quartzite Gorka prospects.

The 2009 exploration work program on the Maykubinsk license areas will entail completion of data processing from the year 2008, surface mapping, geophysical surveying, drilling and metallurgical tests.  As result of these works should be: (i) an increase of existing mineralization zones both, to strike and to depth, ii) an increase of inferred resources and targeting to convert a portion of inferred resources into indicated, iii) exploring a resource potential outside of those three prospects.

The project expenditure

Total exploration expenditures incurred in 2007-2008 were USD 4,475,185 and USD $183,850 for 8 months 2009.

Exploration Budget 2009

	2009 budget		2009 completed till September
	Volume	USD	Volume	USD
Drilling (m)	5,000	486,500	300	21,197
Samples processing & Assays (sample)	6,000	83,197	3,650	80,333
Metallurgical tests (sample)	3	51,000	1	17,251
Geophysical surveys ($)		15,000		7,515
Data processing		118,500		21,851
Consulting services, wages, administration		105,395		35,703
TOTAL		859,592		183,850

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2008 unaudited consolidated financial statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 10 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2008 and 2007, the Company did not have proven reserves.

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

During the fiscal year 2008, consulting fees of $212,013 (2007 – $184,800) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated February 17, 2010

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity (Deficit) for period from January 13, 1989 (commencement of operations) to December 31, 2008

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2008 and 2007

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F 1

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 * FAX 206.382.7700
601 UNION STREET, SUITE 2300	www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cigma Metals Corporation

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (an exploration stage company) ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended and for the period from January 13, 1989 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The Company’s consolidated financial statements for the period from January 13, 1989 (date of inception) through December 31, 2006, were audited by other auditors whose report, dated April 30, 2007, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period from January 13, 1989 (date of inception) through December 31, 2006, reflect a net loss of $3,509,130 of the accumulated deficit as of December 31, 2008.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cigma Metals Corporation (an exploration stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from January 13, 1989 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP
February 17, 2010
Seattle, Washington

F 2

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2008 and December 31, 2007
(Expressed in U.S. Dollars)
	December 31	December 31
	2008	2007
ASSETS
Current
Cash	$29,247	$1,148,702
Available-for-sale securities	48,852	92,445
Prepaid expenses and other assets	74,198	51,420
Total current assets	152,297	1,292,567

Equipment, net	135,744	115,709
Mineral properties	2,509,597	2,676,096
Total assets	$2,797,638	$4,084,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,232,987	$1,077,410
Accounts payable - related party	71,250	-
Total current liabilities	1,304,237	1,077,410

Long-term debt	772,642	1,166,056
Total liabilities	2,076,879	2,243,466

Non-controlling interest	-	526,651

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
48,100,000 (2007 - 39,700,000) common shares	4,810	3,970
Additional paid in capital	9,723,477	6,810,474
Common stock to be issued (1,583,334 common shares)	158	-
Accumulated deficit during the exploration stage	(8,901,588)	(5,418,938)
Accumulated other comprehensive income (loss)	(106,098)	(81,251)
Stockholders' equity	720,759	1,314,255
Total liabilities and stockholders' equity	$2,797,638	$4,084,372

The accompanying notes are an integral part of these consolidated financial statements.

F 3

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
	January 13	Year	Year
	1989 (inception) to	Ended	Ended
	December 31	December 31	December 31
	2008	2008	2007

Expenses
Administrative and general	$702,933	$150,043	$269,499
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	4,353,878	2,941,613	1,412,265
Interest, bank charges and foreign currency exchange (gains) losses	27,760	6,634	7,238
Professional fees	624,014	58,086	107,811
Property investigation costs	119,717	-	-
Management and consulting fees	1,655,788	319,369	328,094
Total expenses	8,919,298	3,475,745	2,124,907

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	(12,342)	-
Interest income	238,094	5,437	84,360
Total other income (loss)	(113,029)	(6,905)	84,360
Net loss before non-controlling interest	(9,032,327)	(3,482,650)	(2,040,547)
Non-controlling interest	130,739	-	130,739
Net income (loss) for the period	$(8,901,588)	$(3,482,650)	$(1,909,808)

Basic and diluted loss per share		$(0.08)	$(0.05)
Weighted average number of common shares outstanding		43,623,288	39,603,297

The accompanying notes are an integral part of these consolidated financial statements.

F 4

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to December 31, 2008
(Expressed in U.S. Dollars)

					Accumulated		Accumulated	Total
			Additional	Compre-	(deficit) during	Common	other	stockholders'
	Common stock		paid-in	hensive	exploration	stock	comprehensive	equity
	Shares	Amount	capital	(loss)	stage	to be issued	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,000)	(1,000)	-	-	(1,000)
Total comprehensive (loss)				$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800		(1,000)	-	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)		-	-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(600)	(600)	-	-	(600)
Total comprehensive (loss)				$(600)

Balance, December 31, 1998	14,000,000	1,400	200		(1,600)	-	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600		-	-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(141,392)	(141,392)	-	-	(141,392)
Total comprehensive (loss)				$(141,392)

F 5

Balance, December 31, 1999	28,000,000	2,800	698,800		(142,992)	-	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(211,182)	(211,182)	-	-	(211,182)
- Unrealized losses on available-for-sale securities	-	-	-	(77,734)	-	-	(77,734)	(77,734)
Total comprehensive (loss)				$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800		(354,174)	-	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(25,510)	(25,510)	-	-	(25,510)
- Unrealized losses on available-for-sale securities	-	-	-	(17,803)	-	-	(17,803)	(17,803)
Total comprehensive (loss)				$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800		(379,684)	-	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(20,943)	(20,943)	-	-	(20,943)
- Unrealized losses on available-for-sale securities	-	-	-	48,407	-	-	48,407	48,407
Total comprehensive (loss)				$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800		(400,627)	-	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(17,631)	(17,631)	-	-	(17,631)
- Unrealized losses on available-for-sale securities	-	-	-	(3,723)	-	-	(3,723)	(3,723)
Total comprehensive (loss)				$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800		(418,258)		(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-		-	1,000,000	-	1,000,000
Components of comprehensive income (loss)

F 6

- Net (loss) for the year	-	-	-	(657,031)	(657,031)	-	-	(657,031)
- Unrealized losses on available-for-sale securities	-	-	-	(31,020)	-	-	(31,020)	(31,020)
Total comprehensive (loss)				$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800		(1,075,289)	1,000,000	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800		-	(1,000,000)	-	-
- cash on December 13, 2005	700,000	70	349,930		-	-	-	350,000
Cash advanced on stock subscriptions	-	-	-		-	300,000	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(888,224)	(888,224)	-	-	(888,224)
- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	81,873	-	-	81,873	81,873
Total comprehensive (loss)				$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530		(1,963,513)	300,000	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920		-	(300,000)	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346		-	-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854		-	-	-	730,000
Grant of options to employees and directors	-	-	366,844		-	-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,545,617)	(1,545,617)	-	-	(1,545,617)
- Unrealized losses on available-for-sale securities	-	-	-	(15,488)	-	-	(15,488)	(15,488)
Total comprehensive (loss)				$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494		(3,509,130)	-	(15,488)	3,193,826

F 7

Issuance of common stock for
- finders fee in June 2007	200,000	20	95,980		-	-	-	96,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,909,808)	(1,909,808)	-	-	(1,909,808)
- Accumulated translation adjustment	-	-	-	8,101	-	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(73,864)	-	-	(73,864)	(73,864)
Total comprehensive (loss)				$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,474		(5,418,938)	-	(81,251)	1,314,255
Issuance of common stock for
- shares to be issued for cash	-	-	-		-	450,000	-	450,000
- finders fee in January 2008	300,000	30	113,970		-	-	-	114,000
- cash in June 2008	6,500,000	650	1,949,351		-	-	-	1,950,001
- cash in October 2008	1,600,000	160	399,840		-	-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,482,650)	(3,482,650)	-	-	(3,482,650)
- Accumulated translation adjustment	-	-	-	18,746	-	-	18,746	18,746
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(43,593)	-	-	(43,593)	(43,593)
Total comprehensive (loss)				$(3,507,497)
Balance, December 31, 2008	48,100,000	$4,810	$9,273,635		$(8,901,588)	$450,000	$(106,098)	$720,759

The accompanying notes are an integral part of these consolidated financial statements.

F 8

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13
Consolidated Statements of Cash Flows	1989 (inception) to	Year Ended	Year Ended
(Expressed in U.S. Dollars)	December 31,	December 31	December 31
	2008	2008	2007
Cash flows used in operating activities
Net loss for the period	$(8,901,588)	$(3,482,650)	$(1,909,808)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	30,717	19,707	11,010
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	114,000	96,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	-	(130,739)
- realized loss on sale of equipment	12,342	12,342	-
Changes in operating assets and liabilities, net of effects of acquisition of subsidiary
- decrease (increase) in prepaid expenses and other assets	(74,764)	(23,484)	(51,280)
- increase (decrease) in accounts payable and accrued expenses	1,231,654	173,036	1,003,703
- increase (decrease) in accounts payable related party	71,250	71,250	-
Net cash used in operating activities	(5,718,192)	(3,115,799)	(981,114)
Cash flows used in investing activities
- purchase equipment	(216,433)	(89,714)	(126,719)
- proceeds from sale of equipment	35,717	35,717	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral properties	(2,400,000)	(400,000)	(2,000,000)
Net cash used in investing activities	(4,227,005)	(453,997)	(2,126,719)

Cash flows from financing activities
- issuance of common stock	9,150,001	2,800,001	-
- loan proceeds	1,160,255	-	1,160,255
- loan payments	(402,220)	(402,220)	-
Net cash provided by financing activities	9,908,036	2,397,781	1,160,255
Effect of exchange rate changes on cash and cash equivalents	66,408	52,560	13,848
Increase (decrease) in cash and cash equivalents	29,247	(1,119,455)	(1,933,730)
Cash, beginning of year	-	1,148,702	3,082,432
Cash, end of year	$29,247	$29,247	$1,148,702

The accompanying notes are an integral part of these consolidated financial statements.

F 9

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

Cigma Metals Corporation ("the Company") was formed on January 13, 1989 under the laws of the State of Florida as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation. The Company is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s current focus is on the exploration and development of its Maykubinsk exploration and mining license located in the located in the Pavlodar Oblast Region in Kazakhstan and the two mineral exploration licenses located in Tomsk Oblast Region of the Russian Federation (see Note 4). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $3,115,799 from operating activities in 2008. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Cigma Metals BVI Limited ("Cigma BVI") and, Dostyk LLP. During the year ended December 31, 2007, the Company acquired a 51% interest in Dostyk on February 15, 2007, an additional 20% interest during the period ended June 30, 2007 and an additional 19% during the period ended September 30, 2007. During the year ended December 31, 2008, the Company acquired the final 10%. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Cigma BVI is inactive.

F 10

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(b)	Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2008 and 2007. No amounts were paid for income taxes or interest in 2008 or 2007.

(d)	Marketable securities

The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at December 31, 2008 and 2007, and are stated at fair value. The cost of these securities is $181,797, at December 31, 2008 (2007 - $181,797) and the net unrealized holding loss of $132,945 at December 31, 2008 (2007 – $89,352) is included in accumulated other comprehensive income (loss) at December 31, 2008. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at December 31, 2008 are on securities that have a fair market value of $48,852 at December 31, 2008. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of December 31, 2008 and 2007, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Fair Value at December 31,	Quoted Prices in Active Markets
Description	2008	(Level 1)
Assets:
Cash	$29,247	$29,247
Available-for-sale securities	48,852	48,852
Assets measured at fair value at December 31, 2008	$78,099	$78,099

F 11

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

2.	Significant Accounting Policies (continued)

(d)	Marketable securities (continued)

	Fair Value at December 31,	Quoted Prices in Active Markets
Description	2007	(Level 1)
Assets:
Cash	$1,148,702	$1,148,702
Available-for-sale securities	92,445	92,445
Assets measured at fair value at December 31, 2008	$1,241,147	$1,241,147

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of December 31, 2008 and 2007, the Company did not have proven reserves.

F 12

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at December 31, 2008 was U.S. $0.00836 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2008 or 2007 or in the cumulative period ending December 31, 2008.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada. The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2008 but did as of December 31, 2007.

F 13

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through December 31, 2008.

(k)	Comprehensive income

The Company has adopted, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statements of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

	Year Ended
Components of comprehensive income (loss)	December 31	December 31
	2008	2007
	$	$
Net income (loss) for the period	(3,482,650)	(1,909,808)
Foreign currency translation adjustments	18,746	8,101
Unrealized losses on available-for-sale securities	(43,593)	(73,864)
Total comprehensive income (loss)	(3,507,497)	(1,975,571)

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

F 14

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2008 and 2007 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. Potentially dilutive securities outstanding consist of 0 stock options for 2008 (2007 – 800,000) and 0 warrants for 2008 (2007 – 8,000,000).

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

F 15

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

3	Available-for-sale securities

		Gross	Gross	Net Accumulated
		Unrealized	Unrealized	Unrecognized	Market
	Cost	Gains	(Losses)	Gains (Losses)	Value
	$	$	$	$	$

December 31, 2006, equity securities	181,797	36,504	(51,992)	(15,488)	166,309
Change during the year	-	-	(73,864)	(73,864)	(73,864)
December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the year	-	9,821	(53,414)	(43,593)	(43,593)
December 31, 2008, equity securities	181,797	46,325	(179,270)	(132,945)	48,852

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary Dostyk LLP, holds the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and holds an interest in two mineral exploration licenses located in the Tomsk Oblast Region, of the Russian Federation.

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

F 16

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

On April 22, 2005, December 31, 2005, July 7, 2006 and December 29, 2006 the Company and Geosphera agreed to amend the Haldeevskaya Joint Activity Agreement dated August 30, 2004 resulting in a revision of the 2006 exploration expenditure commitment from $460,000 to $289,743 and the 2005 exploration expenditure commitment from $300,000 to $250,000. The Company also agreed to fund $400,000 toward the 2007 HaldeyGold exploration budget. No funds were spent on the HaldeyGold project in 2007 and 2008.

Consistent with the Company’s accounting policies, exploration costs on unproven reserves are charged to operating costs as incurred.

The Company’s investment in the HaldeyGold partnership interest for the period January 13, 1989 (inception to December 31, 2008 is as follows: Capital invested - $986,862, Exploration expenses incurred - $796,261, write-down of investment in partnership interest - $190,601.

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0, during the year ended December 31, 2008 (2007 - $0).

Tugojakovks Project

On June 17, 2005, as amended December 31, 2005, July 7, 2006 and December 29, 2006, the Company signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation.  Under the terms of the agreement: (1) the Company acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and (2) the Company was committed to finance the project in 2006 by providing $329,375 in accordance with an approved budget. The Company was committed to finance the project in 2007 by providing $400,000 in accordance with an approved budget. Geosphera’s ownership interest cannot be reduced below 20%. Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts.

Pursuant to the terms of the Joint Activity Agreement, a company will be registered in the Russian Federation in order to conduct further financing and exploration work on the Tugojakovsk license area. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. The Company will have an 80% (Geosphera 20%) interest in the new company.  As of the date of these consolidated financial statements the new company has not yet been registered.

Exploration costs on the Tugojakovsk mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 during the year ended December 31, 2008 (2007 - $0).

The Company’s investment in the Tugojakovks project for the period January 13, 1989 (inception to December 31, 2008 is as follows: Capital invested - $453,821, Exploration expenses incurred - $453,821.

F 17

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

F 18

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

5.	Equipment

	December 31	December 31
	2008	2007
	$	$

Vehicles	89,982	67,359
Machinery and equipment	49,117	48,219
Other fixed assets	27,362	11,141
	166,461	126,719
Accumulated depreciation	(30,717)	(11,010)
	135,744	115,709

The majority of equipment held at December 31, 2008 and 2007 is located in Kazakhstan.

6.	Long-term Debt

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at December 31, 2008 is $772,642 (2007 - $1,166,056).

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at December 31, 2008 and December 31, 2007 and changes during years ended December 31, 2008 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,000,000	$0.713
Warrants granted in 2007	-	-
Balance, December 31, 2007	8,000,000	$0.713
Warrants expire in 2008	(8,000,000)	$0.713
Balance, December 31, 2008	-	-

1.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of US $0.675 per share for a period of one year from the May 12, 2006, closing date of the placement, and at a price of US $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

F 19

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

The following is a summary of stock option activity for the years ended December 31, 2008 and 2007.

Options outstanding
		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining contractual	Intrinsic
	Options	per share	life (in years)	value
Balance, December 31, 2006	900,000	$0.88	1.92	-
Balance, December 31, 2007	900,000	0.88	0.92	-
Options expired	(900,000)	0.88	-	-
Balance, December 31, 2008	-	$-	-	-

There were no stock options granted during 2008 and 2007.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2008 and 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and 2007.

F 20

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

9.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2008, consulting fees of $242,013 (2007 – $184,800) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Due to related party, as at December 31, 2008 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

10.	Non-Cash Investing and Financing Activities

In January 2008, the Company issued 300,000 shares of common stock of the Company valued at $114,000 to a director of the Company as consideration for arranging the property acquisition in Kazakhstan.

In June 2007, Company issued 200,000 shares of common stock of the Company valued at $96,000 to a consultant of the Company as consideration for arranging the property acquisition in Kazakhstan.

11.	Income Taxes

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. As of December 31, 2008 the Company has net losses for tax purposes in the United States and Kazakhstan totaling approximately $5,900,000 and $3,100,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2008 and 2007.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

F 21

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

11.	Income Taxes (continued)

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal, foreign and state income tax rates to income before income taxes is as follows:
	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Net loss before taxes US	(1,613,390)	(778,333)
Net loss before taxes foreign	(1,869,260)	(1,262,213)
Federal and State Statutory Rate	0.395	0.395
Foreign Rate	0.20	0.20

Expected tax recovery US	(637,289)	(307,441)
Expected tax recovery Foreign	(373,852)	(252,443)
(Decrease) increase in taxes resulting from:
Increase in valuation allowance	1,011,141	559,884
Income tax expense (benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

The Company's tax effected deferred tax assets are as follows:	2008	2007
Loss carry forward	4,118,776	2,369,277
Valuation allowance	(4,118,776)	(2,369,277)

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	5.5	5.5
Less valuation allowance	-39.5%	-39.5%
Total income tax expense	$-	$-

F 22

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

12.	Augustus Minerals Limited

On June 29, 2007, the Company entered into an agreement (the Dostyk Agreement”) with Augustus Minerals Limited (“Augustus”) to sell a 19% interest in the Company’s Dostyk Project in Kazakhstan for US $1,000,000. Pursuant to the agreement, the Company received $1,000,000 from Augustus in October 2007.

As of October 2008, the Company had not transferred its 19% interest to Augustus.  At that date, the Company and Augustus agreed to a release of the terms of the Dostyk Agreement and a settlement under which the Company agreed to repay the $1,000,000 it received from Augustus, plus an additional amount of $500,000, for a total obligation of $1.5 million.  The Company expensed the additional $500,000 at the date of the settlement agreement and included the liability in accounts payable and accrued expenses as of December 31, 2008.

Under the terms of the settlement, the Company agreed to pay the $1.5 million in the following tranches:

(a)	US $100,000 payable within 14 days of the agreement (paid on or about November 5, 2008);
(b)	US $400,000 payable within 45 days of the date of the Agreement (paid on or about December 19, 2008), and
(c)	US $1,000,000 payable on or before December 31, 2008.

As of December 31, 2008, $1 million due under this agreement remained unpaid.  The term for repayment was extended to March 31, 2009 in consideration of the Company agreeing to pay interest on the unpaid balance at the rate of $5,000 per month beginning on January 1, 2009.  In August, he Company made payments of $50,000 representing interest accrued to that date, and $150,000 toward the principal amount due.  At present, $850,000 of principal remains unpaid.

F 23

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2008, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting other than as discussed in the following sentence. We have initiated a formal monthly reporting and approval process with our Brazilian operations to ensure timely provision of information effecting our quarterly and annual consolidated financial statements.

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

Name and Address	Age and Position

Agustin Gomez de Segura	Age 53, Officer from 17 April 1998 to 1 July 2008, President,
2 Tvezskaya – Yamskaya 54, Moscow, Russia	CEO and Director since 1 July 2008

Waldemar K. Mueller	Age 58, Director since 15 March 2004.
40 Ruffian Loop, Willetton, Western Australia, Australia 6155

Lars M. Pearl	Age 46, President, CEO and Director from 15 March 2004 to 1 July 2008
Hofnerstrasse 13, 6314 Unterageri, Switzerland

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

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance, of the Exchange Act of 1934

Based on information provided to the Company, it is believed that all of the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock were in compliance with Section 16(a) of the Exchange Act of 1934 during the last fiscal year. During the year ended December 31, 2008, all of the Company’s directors, executive officers and Company’s common stock were in compliance with section 16(a) of the Exchange Act of 1934.

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

Committees

During the years ended December 31, 2008 and 2007 and the subsequent period to December 26, 2009 our entire board of directors acted as our Executive, Audit, Compensation and Benefits and Nominating and Corporate Governance Committees. Waldemar K Mueller is the independent member of the committees.

Compensation of Directors

During the fiscal year 2008 we paid Consulting Fees of $212,013 (2007 - $184,800) to directors of the Company and its subsidiary for their services as officers of the Company (see the Executive Compensation table on page 38. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the year ended December 31, 2008, we paid non-officer directors $0 (2007 - $0, 2006 - $0) in consulting fees.

Board and Committee Meetings

The Board of Directors of the Registrant held no formal meetings during the year ended December 31, 2008.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware General Corporate Law and the By-laws of the Registrant, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2008 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2008/2009, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 99.1 on Form 10-K filed on November 4, 2004 (SEC File No. 000-27355-041117794).  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Cigma Metals Corporation 18, 80 Furmanova Str, Almaty, Republic of Kazakhstan.

Item 11.	Executive Compensation

The following table sets forth information concerning the compensation of the named executive officers for each of the registrant's last two completed fiscal years:

		Annual Compensation			Long-Term Compensation
					Awards			Payments
Name And Principal Position	Year	Salary	Bonuses	Other Annual Compen-sation	Restricted Stock Award(s)	Securities Under-Lying Options/SARs		LTIP Payouts	Allother Compen-sation
		($)	($)	($)	($)	(#	)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)
Lars M. Pearl	2008	92,013	-0-	-0-	None	None		None	-0-
President, CEO and	2007	79,800	-0-	-0-	None	None		None	-0-
Director until 1 July 2008	2006	74,500	-0-	-0-	None	600,000		None	-0-

Agustin Gomez de Segura	2008	30,000	-0-	-0-	None	None		None	-0-
President, CEO and Director since 1 July 2008	2007	-0-	-0-	-0-	None	None		None	-0-

Waldemar K Muller	2008	120,000	-0-	-0-	None	None		None	-0-
Vice-President, and	2007	105,000	-0-	-0-	None	None		None	-0-
Director	2006	84,000	-0-	-0-	None	200,000		None	-0-

None of our officers or directors is a party to an employment agreement with us.

Options/SAR Grants Table

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the current 2008 fiscal year. On December 1, 2006, 900,000 stock purchase options were granted to directors at $0.88 per share.

A summary of the options granted is as follows:

Optionee	Number of Shares Subject to Option	Exercise Price	Expiry Date
Lars Pearl	600,000	$0.88 per share	November 30, 2008
Waldemar K. Mueller	200,000	$0.88 per share	November 30, 2008
Total:	800,000

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2008 we had 0 stock purchase options outstanding. We had stock purchase options of 800,000 outstanding at December 31, 2007 and 900,000 outstanding options at December 31, 2006.

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

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments. Incurred in connection with attending board meetings in the year ended December 31, 2008.

Employment Contracts

During the fiscal year 2008, consulting fees of $212,013 (2007 - $184,800) were paid to directors of the Company and its subsidiary for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at December 31, 2008 there were 48,100,000 shares of common stock issued and outstanding.

Name and Address of	Amount and Nature of Beneficial Owner	Percentage of Class
Beneficial Owner
Carrington International Limited	4,300,000	8.9%
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong

Geoconsult Ltd.	3,500,000	7.3%
1876 Hutson St. Po Box 214
Belize City, Belize

Officers and Directors:
Waldemar K. Mueller (1)	300,000	0.6%
40 Ruffian Loop, Willetton, Western Australia, Australia 6155

Agustin Gomez de Segura (1)	265,000	0.6%
2 Tvezskaya – Yamskaya 54, Moscow, Russia

Officers and Directors (3 persons)	2	1.1%

(1)    Officer and/or director

* Less than 1%.

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to December 31, 2008 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 8,600,000 shares between January 1, 2007 and December 31, 2008 have resulted in a change of control.

No securities were authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships

Our proposed business raises potential conflicts of interests between some of our officers and directors and the Company. Certain of our directors are directors of other mineral resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation.  In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms.  In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.  From time to time, several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, involvement in a greater number of programs and reduction of the financial exposure with respect to any one program.  It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.

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

Director Independence

Our Company has three members on its board of directors.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Agustin Gomez de Segura serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Mr. Waldemar K Mueller is considered the independent director.

Transactions with Related Persons

Other than as disclosed below, during the fiscal year ended December 31, 2008, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party.

Corporate Governance

The Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the Company. A material relationship is one which impairs or inhibits --or has the potential to impair or inhibit--a director's exercise of critical and disinterested judgment on behalf of the Company and its stockholders. In determining whether a material relationship exists, the Board consults with the Company's counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws, recent relevant cases and regulations regarding the definition of "independent director," including those set forth in NASDAQ Marketplace Rule 4200(a)(15)as in effect from time to time. Consistent with these considerations, the Board affirmatively has determined that as of December 31, 2008 only Waldemar K Mueller is an independent director.

Item 14.	Principal Accountant Fees and Services

Audit Fees:
The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2008 fiscal year are $0 (2007 - $75,309).

Audit-Related Fees:
The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2008 were $0 (2007 - $0).

Tax Fees:
The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2008 were $0 (2007 - $5,176).

All Other Fees:
The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2008 were $0 (2007 - $0).

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

Report of Independent Registered Public Accounting Firm, dated February 17, 2010

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Statements of Stockholders’ Equity (Deficit) for period from January 13, 1989 (commencement of operations) to December 31, 2008

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2008 to and for the years ended December 31, 2008 and 2007

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