Form 10-Q
period 2009-03-31
CIGMA METALS CORP
filed 2010-03-11
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(+34) 60 900 1424
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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,500,000 shares of Common Stock were outstanding as of March 9, 2010.

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets March 31, 2009 (unaudited) and December 31, 2008 (unaudited)	3

	Interim Consolidated Statements of Operations (unaudited) Three months ended March 31, 2009 and 2008; and for the period from January 13, 1989 (Inception) to March 31, 2009	4

	Interim Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2009 and 2008 and for the period from January 13, 1989 (Inception) to March 31, 2009	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults in Senior Securities	19
Item 4.	Other Information	19
Item 5.	Exhibits	19

SIGNATURES		20

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(Expressed in U.S. Dollars)
	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS
Current
Cash	$50,266	$29,247
Available-for-sale securities	47,033	48,852
Prepaid expenses and other assets	60,222	74,198
Total current assets	157,521	152,297

Equipment, net	103,597	135,744
Mineral properties	2,509,597	2,509,597
Total assets	$2,770,715	$2,797,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,115,900	$1,232,987
Accounts payable - related party	155,759	71,250
Total current liabilities	1,271,659	1,304,237

Long-term debt	1,013,073	772,642
Total liabilities	2,284,732	2,076,879

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
49,600,000 (2008 - 48,100,000) common shares	4,960	4,810
Additional paid in capital	9,973,351	9,723,477
Common stock to be issued 1,333,334 (2008 – 1,583,334 common shares)	133	158
Accumulated deficit during the development stage	(9,109,241)	(8,901,588)
Accumulated other comprehensive income (loss)	(383,220)	(106,098)
Stockholders' equity	485,983	720,759

Total liabilities and stockholders' equity	$2,770,715	$2,797,638
The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative January 13 1989 (inception) March 31 2009	Three months Ended March 31 2009	Three months Ended March 31 2008

Expenses
Administrative and general	$825,095	$122,162	$61,222
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	4,359,878	6,000	136,414
Interest, bank charges and foreign currency
Exchange (gains) losses	28,478	718	2,062
Professional fees	640,619	16,605	7,151
Property investigation costs	119,717	-	-
Management and consulting fees	1,717,956	62,167	120,355
Total expenses	9,126,951	207,652	327,204

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	-	-
Interest income	238,094	-	4,450
Total other income (loss)	(113,029)	-	4,450
Net loss before non-controlling interest	(9,239,980)	(207,652)	(322,754)
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(9,109,241)	$(207,652)	$(322,754)
Basic and diluted loss per share		$(0.00)	$(0.01)
Weighted average number of common shares outstanding		48,538,202	39,926,667

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative January 13 1989 (inception) to March 31, 2009	Three months Ended March 31 2009	Three months Ended March 31 2008
Cash flows used in operating activities
Net loss for the period	$(9,109,241)	$(207,652)	$(322,754)
Adjustments to reconcile net loss to net cash used
in operating activities
- depreciation	36,623	5,906	4,928
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	114,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	-	-
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities
- decrease (increase) in prepaid expenses and other assets	(74,313)	451	(44,445)
- increase (decrease) in accounts payable and accrued expenses	1,126,355	(105,300)	122,110
- increase (decrease) in accounts payable related party	155,759	84,509	-
Net cash used in operating activities	(5,940,278)	(222,086)	(126,161)
Cash flows used in investing activities
- purchase equipment	(216,433)	-	(4,305)
- proceeds from sale of equipment	35,717	-	-
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,400,000)	-	(360,152)
Net cash used in investing activities	(4,227,005)	-	(364,457)

Cash flows from financing activities
- issuance of common stock	9,400,001	250,000	-
- loan proceeds	1,255,375	95,120	-
- loan payments	(402,220)	-	(401,744)
Net cash provided by financing activities	10,253,156	345,120	(401,744)

Effect of exchange rate changes on cash and cash equivalents	(35,607)	(102,015)	(22,093)
Increase in cash and cash equivalents	50,266	21,019	(914,455)
Cash and cash equivalents, beginning of period	-	29,247	1,148,702
Cash and cash equivalents, end of period	$50,266	$50,266	$234,247

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $222,086 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The interim period unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and include the accounts of the Company and its wholly-owned subsidiary, Cigma Metals BVI Limited (“Cigma BVI”) and its wholly owned subsidiary Dostyk LLP. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated in consolidation. Cigma BVI is inactive. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period unaudited consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the years ended December 31, 2008 and 2007. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at March 31, 2009 and December 31, 2008. No amounts were paid for income taxes or interest in 2009 or 2008.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at March 31, 2009 and December 31, 2008, and are stated at fair value. The cost of these securities is $181,797 at March 31, 2009 (2008 - $181,797) and the net unrealized holding losses of $134,764 and (2008 - $132,945) is included in accumulated other comprehensive income (loss) at March 31, 2009. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Any realized holding losses at March 31, 2009 are on securities that have a fair market value of $47,033 at March 31, 2009. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at March 31, 2009	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$50,266	$50,266
Available-for-sale securities	47,033	47,033
Assets measured at fair value at March 31, 2009	$97,299	$97,299

Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$29,247	$29,247
Available-for-sale securities	48,852	48,852
Assets measured at fair value at December 31, 2008	$78,099	$78,099

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of March 31, 2009 and December 31, 2008, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at March 31, 2009 was U.S. $0.00671 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2009 or 2008.

(i)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company did not have funds deposited in banks beyond the insured limits as of March 31, 2009 and December 31, 2008.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through March 31, 2009.

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

Accumulated other comprehensive income consists of the following at March 31, 2009 and December 31, 2008:

Components of comprehensive loss	March 31, 2009	December 31, 2008
Net loss for the period	$(207,652)	$(3,482,650)
Foreign currency translation adjustments	(275,303)	18,746
Unrealized loss on available-for-sale securities	(1,819)	(43,593)
Total comprehensive loss	$(484,774)	$(3,507,497)

2.	Significant Accounting Policies (continued)

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with GAAP.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recognition criterion to a tax provision is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s tax returns are open to audit for the years ending December 31, 2006 to 2009.

(n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. There are no outstanding potentially dilutive securities, options or warrants as of December 31, 2008 and March 31, 2009.

3.	Equipment

	March 31, 2009	December 31, 2008
Fixed assets	$132,594	$164,961
Other intangible assets	1,204	1,500
	133,798	166,461
Accumulated depreciation	(30,201)	(30,717)
	$103,597	$135,744

The majority of equipment held at March 31, 2009 and December 31, 2008 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non-interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at March 31, 2009 is $1,013,073 (2008 - $772,642).

5.	Available-for-sale securities

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Accumulated Unrecognized Gains (Losses)	Market Value
	$	$	$	$	$

December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the year	-	9,821	(53,414)	(43,593)	(43,593)
December 31, 2008, equity securities	181,797	46,325	(179,270)	(132,945)	48,852
Change during the year	-	3,337	(5,156)	(1,819)	(1,819)
March 31, 2009, equity securities	181,797	49,662	(184,426)	(134,764)	47,033

6.	Common Stock

In the quarter ending March 2009 the Company issued 1,500,000 common shares for cash proceeds of $300,000 of which $50,000 was received prior to December 31, 2008. In the quarter ending March 2008 the Company issued 300,000 common shares valued at $114,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan.

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at March 31, 2009 and December 31, 2008 and changes during the three months ended March 31, 2009 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2008	0	$0.00
Warrants granted in 2008	-	-
Balance, March 31, 2009	0	$0.00

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the three months ended March 31, 2009 Consulting Fees of $45,000 (three months ended March 31, 2008 - $75,425) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at March 31, 2009 is $155,759 (December 31, 2008 - $71,250) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2009, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 25, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2009 and 2008 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2008 and the related annual MD&A included in the December 31, 2008 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

We have no revenues, have sustained losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. Funds raised in fiscal 2009 and 2008 were used for exploration of our properties and general administration.

(B)            Significant developments during the three months  ended March 31, 2009 and Subsequent Events

During January 2010, subject to shareholder approval, the Company agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000 and other consideration. The total value of the potential consideration to be received has not been determined. The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements. Management continues to believe that the value of the mineral property owned by the subsidiary has not been impaired, however an agreement for the sale of the subsidiary for less than its carrying value of $2,509,597 as of February 2010, would be an indication of impairment and result in the Company recording a loss on the sale.

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

Republic of Kazakhstan

Dostyk Area, Pavlodar Oblast

The Company through its wholly owned subsidiary Dostyk Ltd holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan and two mineral exploration licenses in the Tomsk Oblast Region, of the Russian Federation. In 2009 the Company was focused on exploration on Maykubinsk license in Kazakhstan due to advanced exploration stage of this area and high potential to discovery large-scale gold-copper porphyry deposits.  The Company’s strategy is to concentrate its investigations into: (i) Existing operations where an infrastructure already exists; (ii) Properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) Grass-roots exploration opportunities.

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

Exploration Works 2009

Due to the lack of funding in the first quarter of 2009, no exploration work was undertaken.

(D)            Results of Operations

Three months Ended March 31, 2009 versus Three months Ended March 31, 2008

For the three months ended March 31, 2009 we recorded a net loss of $207,652 (2008 net loss - $322,754) or $0.00 per share (2008 - $0.01).

Expenses – For the three months ended March 31, 2009 we recorded expenses of $207,652 (2008 - $327,204). This amount includes, professional fees - accounting $0 (2008 - $0) and legal $16,605 (2008 - $7,151). Administrative and general costs were $122,162 (2008 - $61,222). Management and consulting fees were $62,167 (2008 - $120,355) and interest, bank charges and foreign currency exchange losses were $718 (2008 - $2,062).

For the three months ended March 31, 2009 we recorded exploration expenses of $6,000 (2008 - $136,414). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $6,000 (2008 - $136,414) and Tomsk Oblast, Russian Federation $0 (2008 - $0).
Depreciation expense – For the three months ended March 31, 2009 we recorded depreciation expense of $5,906 (2008 - $4,928).

(E)             Capital Resources and Liquidity

March 31, 2009 versus March 31, 2008

At March 31, 2009, we had cash of $50,266 (2008 - $29,247) and working capital deficiency of $1,114,138 (2008 working capital deficiency- $763,340) respectively. Total liabilities as of March 31, 2009 were $2,284,732 as compared to $1,948,555 on March 31, 2008, an increase of $336,177.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $222,086 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through March 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

(F)             Plans for Year 2009

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

The 2009 exploration work program on the Maykubinsk license areas will entail completion of data processing from the year 2008, surface mapping, geophysical surveying, drilling and metallurgical tests.  As result of these works should be: (i) an increase of existing mineralization zones both, to strike and to depth, ii) an increase of inferred resources and targeting to convert a portion of inferred resources into indicated, iii) exploring a resource potential out side of those three prospects.

The project expenditure

Total exploration expenditures incurred in 2007-2008 were $4,475,185 and $183,850 for 8 months 2009.

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

            (G)            Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2008 and March 31, 2009 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2009 and December 31, 2008, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended March 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended March 31, 2009, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the       preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.
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

In the quarter ending March 2009 the Company issued 1,500,000 common shares for total proceeds of $300,000 of which $50,000 was received prior to December 31, 2008.

Item 3.	Defaults in Senior Securities

Not Applicable

Item 4.	Other Information

None.

Item 5.	Exhibits

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on September 16, 1999 (SEC File No. 000-27355 99712713). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713).*

3.2.1	By-laws incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713). *

10.1.1	Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.2	Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.3	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.4	Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

10.2.1	Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.2	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.3	Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Principles, incorporated by reference to the registration statement on Form 10KSB filed on November 4, 2004 SEC File No. 000-27355 041117794). *

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigma Metals Corporation
Registrant

Date:	March 9, 2010	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
Director

Date:	March 9, 2010	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director