Form 10-Q
period 2009-09-30
CIGMA METALS CORP
filed 2010-03-11
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for such statements, may not apply to this Report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Interim Consolidated Balance Sheets September 30, 2009 (unaudited) and December 31, 2008 (unaudited)	3

	Interim Consolidated Statements of Operations (unaudited) Three and nine months ended September 30, 2009 and 2008; and for the period from January 13, 1989 (Inception) to September 30, 2009	4

	Interim Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2009 and 2008 and for the period from January 13, 1989 (Inception) to September 30, 2009	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults in Senior Securities	21
Item 4.	Other Information	21
Item 5.	Exhibits	21

SIGNATURES		22

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(Expressed in U.S. Dollars)
	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Current
Cash	$225,425	$29,247
Available-for-sale securities	84,629	48,852
Prepaid expenses and other assets	51,111	74,198
Total current assets	361,165	152,297

Equipment, net	94,180	135,744
Mineral properties	2,509,597	2,509,597
Total assets	$2,964,942	$2,797,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$976,143	$1,232,987
Accounts payable - related party	130,636	71,250
Total current liabilities	1,106,779	1,304,237

Long-term debt	1,170,274	772,642
Total liabilities	2,277,053	2,076,879

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
53,500,000 (2008 - 48,100,000) common shares	5,350	4,810
Additional paid in capital	10,743,094	9,723,477
Common stock to be issued 2008 – (1,583,334 common shares)	-	158
Accumulated deficit during the development stage	(9,553,974)	(8,901,588)
Accumulated other comprehensive income (loss)	(506,581)	(106,098)
Stockholders' equity	687,889	720,759
Total liabilities and stockholders' equity	$2,964,942	$2,797,638

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months	Nine months	Nine months
	1989 (inception)	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30	September 30
	2009	2009	2008	2009	2008
Expenses
Administrative and general	$1,062,244	$173,750	$1,136,922	$359,311	$2,255,554
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-	-	-
- HaldeyGold Project - other	185,126	-	-	-	-
- Tugojakovsk Project	453,821	-	-	-	-
- Kazakhstan	4,364,378	4,500	(360,146)	10,500	140,001
Interest, bank charges and foreign currency exchange (gains) losses	31,365	2,268	21,716	3,605	25,382
Professional fees	728,439	83,808	735	104,425	39,986
Property investigation costs	119,717	-	-	-	-
Management and consulting fees	1,830,333	60,887	31,700	174,545	247,761
Total expenses	9,571,684	325,213	830,927	652,386	2,708,684
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	-	-	-
Gain (loss) on sale of assets	(12,342)	-	35,717	-	35,717
Interest income	238,094	-	428	-	5,426
Total other income (loss)	(113,029)	-	36,145	-	41,143
Net loss before non-controlling interest	(9,684,713)	(325,213)	(794,782)	(652,386)	(2,667,541)
Non-controlling interest	130,739	-	-	-	-
Net income (loss) for the period	$(9,553,974)	$(325,213)	$(794,782)	$(652,386)	$(2,667,541)
Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.01)	$(0.06)
Weighted average number of common shares outstanding		53,500,000	46,500,000	50,485,662	42,237,729

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Nine months	Nine months
	1989 (inception)	Ended	Ended
	to September 30,	September 30	September 30
	2009	2009	2008
Cash flows used in operating activities
Net loss for the period	$(9,553,974)	$(652,386)	$(2,667,541)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	46,070	15,353	12,851
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	114,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- minority interest in income (loss) of subsidiary	(130,739)	-	-
- realized loss on sale of equipment	12,342	-	12,342
Changes in working capital assets and liabilities
- decrease (increase) in prepaid expenses and other assets	(67,975)	6,789	(37,573)
- increase (decrease) in accounts payable and accrued expenses	1,033,277	(198,377)	178,588
- increase (decrease) in accounts payable related party	130,636	59,386	-
Net cash used in operating activities	(6,487,427)	(769,235)	(2,387,333)
Cash flows used in investing activities
- purchase equipment	(217,005)	(572)	(89,644)
- proceeds from sale of equipment	35,717	-	35,717
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,400,000)	-	(360,152)
Net cash used in investing activities	(4,227,577)	(572)	(414,079)
Cash flows from financing activities
- issuance of common stock	10,170,001	1,020,000	1,950,000
- loan proceeds	1,402,641	242,386	-
- loan payments	(402,220)	-	(402,220)
Net cash provided by financing activities	11,170,422	1,262,386	1,547,780
Effect of exchange rate changes on cash and cash equivalents	(229,993)	(296,401)	119,178
Increase in cash and cash equivalents	225,425	196,178	(1,134,454)
Cash and cash equivalents, beginning of period	-	29,247	1,148,702
Cash and cash equivalents, end of period	$225,425	$225,425	$14,248

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	Nature of Business and Going Concern

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $769,235 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These unaudited consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at September 30, 2009 and December 31, 2008. No amounts were paid for income taxes or interest in 2009 or 2008.

(d)	Marketable Securities

The Company's available-for-sale securities consist of shares of common stock of three publicly traded companies at September 30, 2009 and 2008, and are stated at fair value. The cost of these securities is $181,797, at September 30, 2009 (2008 - $181,797) and the net unrealized holding loss of $97,167 and (2008 - $93,353) is included in accumulated other comprehensive income (loss) at September 30, 2009. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding losses at September 30, 2009 are on securities that have a fair market value of $84,629 at September 30, 2009. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2009 and 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$225,425	$225,425
Available-for-sale securities	84,629	84,629
Assets measured at fair value at September 30, 2009	$310,054	$310,054

Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$29,247	$29,247
Available-for-sale securities	48,852	48,852
Assets measured at fair value at December 31, 2008	$78,099	$78,099

2.	Significant Accounting Policies (continued)

(e)	Equipment

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of September 30, 2009 and December 31, 2008, the Company did not have proven reserves.

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

(h)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at September 30, 2009 was U.S. $0.00671 to 1 Tenge.

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

The Company places its cash with high credit quality financial institutions in Canada and Kazakhstan. The Company had funds deposited in banks beyond the insured limits as of September 30, 2009 and December 31, 2008.

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

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. The Company has not recognized any impairment losses through September 30, 2009.

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

Accumulated other comprehensive income consists of the following at September 30, 2009 and December 31, 2008:

Components of comprehensive loss	September 30, 2009	December 31, 2008
Net loss for the period	$(652,386)	$(3,482,650)
Foreign currency translation adjustments	(436,259)	18,746
Unrealized gains (loss)on available-for-sale securities	35,777	(43,593)
Total comprehensive loss	$(1,052,868)	$(3,507,497)

2.	Significant Accounting Policies (continued)

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

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. There are no outstanding potentially dilutive securities, options or warrants as of December 31, 2008 and September 30, 2009.

3.	Equipment

	September 30, 2009	December 31, 2008
Fixed assets	$133,185	$164,961
Other intangible assets	1,247	1,500
	134,432	166,461
Accumulated depreciation	(40,251)	(30,717)
	$94,180	$135,744

The majority of equipment held at September 30, 2009 and December 31, 2008 is located in Kazakhstan.

4.	Loan Payable

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non- interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at September 30, 2009 is $1,170,274 (2008 - $772,642).

5.	Available-for-sale securities

		Gross	Gross	Net Accumulated
		Unrealized	Unrealized	Unrecognized	Market
	Cost	Gains	(Losses)	Gains (Losses)	Value
	$	$	$	$	$

December 31, 2007, equity securities	181,797	36,504	(125,856)	(89,352)	92,445
Change during the year	-	9,821	(53,414)	(43,593)	(43,593)
December 31, 2008, equity securities	181,797	46,325	(179,270)	(132,945)	48,852
Change during the year	-	36,353	(576)	35,777	35,777
September 30, 2009, equity securities	181,797	82,678	(179,846)	(97,168)	84,629

6.	Common stock

During the quarter ended September 30, 2009 the Company issued 3,900,000 common shares for total proceeds of $1,170,000 of which $400,000 has been received prior to December 31, 2008.

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at September 30, 2009 and December 31, 2008 and changes during the nine months September 30, 2009 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2007	8,000,000	$0.713
Warrants granted in 2008	-	-
Warrants expire in 2008	(8,000,000)	$0.713
Balance, December 31, 2008	-	$0.00
Balance, September 30, 2009	-	-

8.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements include:

a.
During the nine months ended September 30, 2009 Consulting Fees of $135,000 (nine months ended September 30, 2008 - $172,013) were incurred by the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Included in accounts payable - related parties at September 30, 2009 is $130,636 (December 31, 2008 - $71,250) payable to directors of the Company and its subsidiary for consulting fees and various expenses incurred on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(A)	General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the nine months ended September 30, 2009, in comparison to the corresponding prior-year period. This MD&A has been prepared as of February 25, 2010. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the nine months ended September 30, 2009 and 2008 (collectively, the "Financial Statements"), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2008 and the related annual MD&A included in the December 31, 2008 Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

(B)	Significant developments during the nine months ended September 30, 2009 and Subsequent Events

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

Exploration Works 2009

In 2009, due to luck of financing the exploration works in 2009 have been resumed only in August with geophysical surveys and diamond drilling on Beskauga prospect.

Dostyk Total	September 30, 2009
		Volume	USD
Drilling (m)	m	204	15,000
Sample processing & assays	sample	0	0
Metallurgical tests	sample	6	10,585
Surveys			$7,515
Data processing			$0
Consulting services, wages, taxes, administration & others			$37,670
TOTAL			70,770

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

Exploration works & results
A magnetic survey on area of 6.5 km2 has outlined two positive anomalies by size 300 x 500m and 250 x 600m. Two drill rigs have commenced diamond drilling to prove magnetic anomalies and to trace extension of mineralization discovered in previous years. Besides two small 12kg metallurgical samples to prove heap leach capacity have been collected on each, Berezki East and Quartzite Gorka prospects and one small and one large samples on Beskauga prospect to improve recovery of gold.

Works completed on each prospect in quarter September 2009
Prospect	Drill holes	Meters drilled	Sample processing	Assays		Met samples	Geophysics	USD
				FA, Au	ICP Cu,Mo	sample	km2
Berezki East	0	0	0	0	0	2	0	3,528
Quartzite Gorka	0	0	0	0	0	2	0	3,528
Beskauga	1	204	0	0	0	2	6.5	26,043
TOTAL	1	204	0	0	0	6	7	70,770

The summary of exploration works curried out by Company since acquisition of Dostyk project is as follows:

DOSTYK EXPLORATION WORKS IN 2007-2008-2009

	2007		2008		2009 till Sep		2007+2008+2009
	Volume	USD	Volume	USD	Volume	USD	Volume	USD
Drilling (m)	15,327	1,468,302	12,616	1,246,757	300	21,197	28,243	2,808,626
Sample processing & assays (sample)	14,200	354,979	12,200	246,025	3,650	80,333	30,050	608,967
Metallurgical tests (sample)	2	17,833	4	23,914	1	17,251	6	58,998
Surveys ($)		2,500		12,892		7,515		22,907
Data processing		10,800		167,066		21,851		199,717
Consulting services, wages, administration & others		432,000		492,117		35,703		959,820
TOTAL		2,286,414		2,188,771		183,850		4,659,035

(D)	Results of Operations

Nine months Ended September 30, 2009 versus nine months Ended September 30, 2008

For the nine months ended September 30, 2009 we recorded a net loss of $652,386 (2008 net loss - $2,667,541) or $0.01 per share (2008 - $0.06).

Expenses – For the nine months ended September 30, 2009 we recorded expenses of $652,386 (2008 - $2,708,684). This amount includes, professional fees - accounting $83,012 (2008 - $3,033) and legal $21,413 (2008 - $36,953). Administrative and general expenses were $359,311 (2008 - $2,255,554). Management and consulting fees were $174,545 (2008 - $247,761) and interest, bank charges and foreign currency exchange (gains) losses were $3,605 (2008 - $25,382).

For the nine months ended September 30, 2009 we recorded exploration expenses of $10,500 (2008 - $140,001). The following is a breakdown of the exploration expenses by property: Maykubinsk license, Kazakhstan $10,500 (2008 - $140,001) and Tomsk Oblast, Russian Federation $0 (2008 - $0).

Depreciation expense – For the nine months ended September 30, 2009 we recorded depreciation expense of $15,353 (2008 - $12,851).

(E)	Capital Resources and Liquidity

September 30, 2009 versus September 30, 2008

At September 30, 2009, we had cash of $225,425 (2008 - $14,248) and working capital deficiency of $745,614 (2008 working capital deficiency - $1,138,668) respectively. Total liabilities as of September 30, 2009 were $2,277,053 as compared to $2,147,646 on September 30, 2008, an increase of $129,407.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $769,235 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through September 30, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

(G)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our unaudited consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2008 and September 30, 2008 unaudited consolidated financial statements. Our accounting policies relating to depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and office equipment, furniture and fixtures 2 to 5 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2009 and December 31, 2008, the Company did not have proven reserves.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of September 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended September 30, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,

(i)
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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended September 30, 2009, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

During the quarter ended September 30, 2009 the Company issued 3,900,000 common shares for total proceeds of $1,170,000 of which $400,000 has been received prior to December 31, 2008.

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