Form 10-K
period 2009-12-31
CIGMA METALS CORP
filed 2010-09-20
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number       0-27355

CIGMA METALS CORPORATION
(Exact Name of registrant as specified in its charter)

Florida	98-0203244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c.Velazquez 150, Madrid, Spain	E-28002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(+34) 60 900 1424

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.0001 per share	Pink Sheets
Title of each class	Name of each exchange on which registered

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
$14,710,500 as of June 30, 2009

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,500,000 shares of Common Stock were outstanding as of September 13, 2010.

Index

PART I
BUSINESS

This annual report contains statements that plan for or anticipate the future and are not historical facts. In this Report these forward looking statements are generally identified by words such as “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from the estimated results. These risks and uncertainties are detailed in Item 1. “Business,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8. “Financial Statements and Supplementary Data” and Item 13. “Certain Relationships and Related Transactions and Director Independence”.

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

We currently have interest in three (3) properties none of which contain any reserves. Please refer to “Description of Properties.” The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and has experienced recurring losses from operations since inception, and has a working capital deficit.  We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not been involved in any bankruptcy, receivership or similar proceedings.

Index

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines.  There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risks Factors”

Significant Developments in fiscal 2009 and Subsequent Events

For the year ended December 31, 2009 we recorded exploration expenses of $623,794 compared to $2,941,613 in fiscal 2008. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $623,794 (2008 - $2,941,613) and Russian Federation $0 (2008 - $0).

In February 2009, 500,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $100,000.  The shares were to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In March 2009, 1,000,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $200,000.  The shares were to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In July 2009, 3,900,000 common shares were authorized for issuance at $0.30 per share for cash proceeds of $1,170,000.  The shares were to an individual and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

On December 31, 2009, the Company entered into an Equity Purchase Agreement with Copperbelt AG, a Swiss corporation, for the sale of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG for $1,500,000 and other consideration, the value of which has not been determined as of yet. The purchase price will be paid at the time of closing. In December 2009, the Company received a deposit from Copperbelt AG in the amount of $450,000. The transaction is subject to the approval of the Company’s shareholders so no accounting effects have been recorded yet.

On March 9, 2010, the Company signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora mining concessions located in the State of Guerrero, Mexico to the Company, in consideration for $150,000 and 1,000,000 common shares of Cigma.  Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2010 the Company’s wholly owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed the Assignment Agreement for the Aurora II mining concession between Alphamin’s wholly owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining. This purchase has not yet closed as of this date.

Index

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

Management of our company remains committed to building a portfolio of mineral exploration properties principally through their own efforts. We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Kazakhstan and Mexico.

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

Index

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

As of September 13, 2010 there were five part time employees.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $11,137,482 for the period from our inception (January 13, 1989) through December 31, 2009 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

Index

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2009. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although we have completed several equity financings, the fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We did not timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2009.  Consequently, we were not compliant with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended.  In addition, our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits.  Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

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

Index

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

Index

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

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the most risky equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market.  It may also cause fewer broker dealers to make a market in our stock.

Index

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

Index

We conduct exploration activities from our principal and technical office located at 18, 80 Furmanova Street, Almaty, Republic of Kazakhstan. The telephone number is (+7) 327-2611 026.  We believe that these offices are adequate for our purposes and operations.

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

We currently have an interest in three (3) projects, two located in the Tomsk Oblast region in the Russian Federation and one located in the Republic of Kazakhstan.  We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

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

Index

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

Republic of Kazakhstan

The Company, through its 100% subsidiary Dostyk LLP holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan. The Dostyk property covers and area of 14,000 square kilometres, in northern Kazakhstan in a region which has been producing gold and base metals for decades including Zinc, Copper, Nickel, Lead and Gold in various geological environments.  Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives.  Currently, over 130 known mineral occurrences occur on the property, and the Company has selected 5 targets as the focus of the 2008 exploration campaign.  The area has a well-developed infrastructure including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighbouring Russia.

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

Index

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

Exploration Works 2009

Total exploration expenditures incurred by the Company during 2009 on the Dostyk Project amounted to $ 623,794.

The funds were spent on the Berezki East Prospect and the Quartzite Gorka Prospect represented by gold-copper porphyry mineralization zones. The main exploration expenditures were diamond drilling (11 drill holes for 3,350 meters) and assays. The breakdown of the costs is shown in the table below.

On Berezki East Prospect, we continued extension drilling on Northern and Southern flanks targeting deeper levels of mineralization zone. As a result of the 2009 drilling program, the mineralization has been extended on strike for further 340 meters and in depth direction to 300 meters.  The total explored length of the zone is 650 meters by average width 25 to 30 meters by grade 1.06g/t of gold and 0.14% of copper.

In 2006, we continued the exploration program on the Quartzite Gorka Prospect, targeting the Western extension of gold-copper mineralization zone and its extension to depth direction. 5 holes have been drilled for a total of 1,520 meters. The drilling results have revealed a pinch out of mineralization in northwest direction with reduced zone width zone and decreased values of the gold (0.3g/t) and copper (0.1%).

In 2010 we will focus on conducting a metallurgical study of the mineralization zones on the Berezki East and Quartzite Gorka prospects explored in 2007 - 2009.

Index

Berezki East 2009
Type of work	Volume		USD
Drill holes	drill holes	6
meters drilled	m	1,830	183,000
samples treatment	sample	1,750
Fire assays	assay	1,710	41,000
IP assays	assay	1,050
Metallurgical test			34,000
Data processing & administration			59,000
Wages -geological staff			49,000
Berezki East total			366,000

Quartzite Gorka 2009
Type of work	Volume		USD
Drill holes	drill holes	5
meters drilled	m	1,520	152,000
samples treatment	sample	1,430
Fire assays	assay	1,400	22,000
IP assays	assay	1,050
Data processing & administration			61,000
Wages - geological staff			48,000
Quartzite Gorka total			283,000

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings at this time.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTC Markets “Pink Sheets”. The following table sets forth the high and low bid prices for the Common Stock for the calendar quarters indicated as reported by the Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. Our stock is also quoted on the Frankfurt Exchange under the symbols “C9K.FSE,” and “C9K.ETR” and on the Berlin-Bremen Exchange under the symbol “C9K.BER.”

Index

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2010 – High	$0.59	$044	$0.20	(1)
2010 – Low	$0.21	$0.10	$0.10	(1)
2009 – High	$0.40	$0.42	$0.65		$0.65
2009 – Low	$0.18	$0.21	$0.29		$0.21
2008 – High	$0.72	$0.56	$0.51		$0.40
2008 – Low	$0.27	$0.31	$0.13		$0.13

(1) The high and low bid prices for our Common Stock for the Third Quarter of 2010 were for the period July 1, 2010 to September 13, 2010.

As of December 31, 2009, there were 17 holders of record of the Common Stock.

No cash dividends were paid in 2009 or 2008. No cash dividends have been paid subsequent to December 31, 2009. The amount and frequency of cash dividends are significantly influenced by metal prices, operating results and our cash requirements.

We do not have securities authorized for issuance under an equity compensation plan.

In February 2009, 500,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $100,000.  The shares were to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In March 2009, 1,000,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $200,000.  The shares were to a company who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

In July 2009, 3,900,000 common shares were authorized for issuance at $0.30 per share for cash proceeds of $1,170,000.  The shares were to an individual and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).
We did not make any repurchases of our securities during the fourth quarter of our fiscal year ended December 31, 2009 or the subsequent period through to September 13, 2010.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital mineralized materials for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant.

Index

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements and related notes thereto for the years ended December 31, 2009 and 2008 included elsewhere in this Form 10-K. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “RISK FACTORS.”

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

We had no revenues during fiscal 2009 and 2008. Funds raised in fiscal 2009 and 2008 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2009 (Fiscal 2009) versus Year Ended December 31, 2008 (Fiscal 2008)

For the year ended December 31, 2009 we recorded a loss of $2,235,894 or $0.04 per share, compared to a loss of $3,482,650 or $0.08 per share in 2008.

General and administrative expenses – For the year ended December 31, 2009 we recorded general and administrative expenses of $602,503 (fiscal 2008 - $534,132). The fiscal 2009 amount includes professional fees - accounting $69,277 (fiscal 2008 - $3,033) and legal $18,283 (fiscal 2008 - $55,053). Recent developments in capital markets have restricted access to debt and equity financing for the Company. As a result, the Company reduced its 2010 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2009, we recorded total exploration costs of $623,794 compared to $2,941,613 in fiscal 2008. The following is a breakdown of the exploration expenses by property: Kazakhstan $623,794 (2008 - $2,941,613); Haldey Gold Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2008 - $0) and Tugojakovsk Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2008 - $0).

Depreciation expense – For the year ended December 31, 2009 we recorded depreciation expense of $20,909 compared to $19,707 in fiscal 2008.

Index

(C)	Capital Resources and Liquidity

December 31, 2009 versus December 31, 2008:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. The Company’s exploration properties are in the exploration stage, have not commenced commercial production and consequently the Company has no history of earnings or cash flow from its operations. As a result, the Company is reviewing its 2010/2011 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

At December 31, 2009, we had cash of $52,609 (2008 - $29,247) and a working capital deficiency of $1,164,762 (2008 working capital deficiency - $1,151,940) respectively. Total liabilities as of December 31, 2009 were $2,424,619 as compared to $2,076,879 on December 31, 2008, an increase of $347,740.

In February 2009, 500,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $100,000.  In March 2009, 1,000,000 common shares were authorized for issuance at $0.20 per share for cash proceeds of $200,000.  In July 2009, 3,900,000 common shares were authorized for issuance at $0.30 per share for cash proceeds of $1,170,000.  In January 2008 the Company issued 300,000 common shares valued at $114,000 as a finder’s fee in consideration for arranging property acquisitions in Kazakhstan. In June and October 2008 the Company issued 6,500,000 and 1,600,000 common shares respectively, the total amount received was $1,950,001 and $400,000, respectively.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $765,617 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations.  Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Index

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities:       The Company used cash of $765,617 (used cash in 2008 - $3,115,799) through the year ended December 31, 2009. The following is a breakdown of cash used for operating activities: Depreciation and amortization of $20,909 (2008 - $19,707), expenses satisfied with issuance of common stock $0 (2008 - $114,000), impairment of mineral properties of $1,009,597 (2008 - $0), and realized loss on sale of equipment $0 (2008 - $12,342). Changes in prepaid expenses and other assets resulted in a decrease of $18,361 compared to an increase of $23,484 in 2008. There was a decrease in accounts payable and accrued liabilities of $160,866 compared to an increase of $173,036 in 2008. There was an increase in accounts payable to related party in 2009 of $132,276 compared to an increase of $71,250 in 2008. There was an increase in deposits in 2009 of $450,000 compared to an increase of $0 in 2008

Investing Activities:       During the year ended December 31, 2009 investing activities consisted of expenditures on the purchase of assets of $660 (2008 - $89,714), proceeds from sale of equipment $0 (2008 - $35,717) and acquisition of mineral property costs of $0 (2008 - $400,000).

Financing Activities:      We intend to finance our activities by raising capital through the equity markets. Proceeds from the sale of common stock were $1,020,000 (2008 - $2,800,001). In fiscal 2009 the Company repaid loans of $231,174 (2008 - $402,220).

Dividends

The Company has neither declared nor paid any dividends on its Common stock. The Company intends to retain its earnings to finance growth and expand its operations and does not anticipate paying any dividends on its Common shares in the foreseeable future.

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

The carrying value of cash, accounts payable and accrued expenses, accounts payable-related parties, and deposits approximate their fair value because of the short-term nature of these instruments. Available for sale securities are recorded at the current market value.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Index

Share Capital

At September 17, 2010, the Company had:

◦	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.

◦	53,500,000 common shares were issued and outstanding as at September 17, 2010 (December 31, 2008 – 48,100,000).

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

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, the Company may curtail a portion of its capital and exploration expenditures during 2010/2011.

We are currently concentrating our exploration activities in Kazakhstan and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, the Company was not a party to any off-balance-sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources of the Company.

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Forward-Looking Statements

This annual report contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Index

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies, (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “DESCRIPTIONS OF OUR BUSINESS AND PROPERTY,” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “RISK FACTORS” and matters described in this form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. We will have little likelihood of long-term success unless we are able to continue to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements.  The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Index

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

On December 31, 2009, the Company entered into an Equity Purchase Agreement with Copperbelt AG, a Swiss corporation, for the sale of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG for $1,500,000 and other consideration, the value of which has not been determined as of yet. The purchase price will be paid at the time of closing. The transaction is subject to the approval of the Company’s shareholders.

On March 9, 2010, the Company signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora mining concessions located in the State of Guerrero, Mexico to the Company, in consideration for $150,000 and 1,000,000 common shares of Cigma.  Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2010 the Company’s wholly owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed the Assignment Agreement for the Aurora II mining concession between Alphamin’s wholly owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining.

We will concentrate our exploration activities on the Mexican property and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Mexico and other South American countries. Additional employees will be hired on a consulting basis as required by the exploration properties.

(D)	Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in note 2 of our December 31, 2009 Consolidated Financial Statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.  Equipment is recorded at cost.  Depreciation is provided over the following useful lives:  vehicles 10 years and machinery and equipment and other fixed assets, 2 to 10 years.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2009 and 2008, the Company did not have proven reserves.

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

Index

(E)	Related Party Transactions

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

Other than as disclosed below, during the years ended December 31, 2009 and 2008, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the fiscal year 2009, consulting fees of $180,000 (2008 – $242,013) were paid to directors of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Due to related party, as at December 31, 2009 and 2008 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

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

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Consolidated Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated September 17, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for period from January 13, 1989 (commencement of operations) to December 31, 2009

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2009 and 2008

Index

Peterson Sullivan llp

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 • Fax 206.382.7700
601 UNION STREET, SUITE 2300	www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cigma Metals Corporation

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (an exploration stage company) ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended and for the period from January 13, 1989 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cigma Metals Corporation (an exploration stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from January 13, 1989 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and has experienced recurring losses from operations since inception, and has a working capital deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
September 17, 2010

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2009 and December 31, 2008
(Expressed in U.S. Dollars)	December 31	December 31
	2009	2008

ASSETS
Current
Cash	$52,609	$29,247
Available-for-sale securities	224,846	48,852
Prepaid expenses and other assets	40,109	74,198
Total current assets	317,564	152,297

Equipment, net	90,752	135,744
Mineral properties	1,500,000	2,509,597
Total assets	$1,908,316	$2,797,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$828,800	$1,232,987
Accounts payable - related party	203,526	71,250
Deposit	450,000	-
Total current liabilities	1,482,326	1,304,237

Long-term debt	942,293	772,642
Total liabilities	2,424,619	2,076,879

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
53,500,000 (2008 - 48,100,000) common shares	5,350	4,810
Additional paid in capital	10,743,095	9,723,477
Common stock to be issued
(2008 - 1,583,334 common shares)	-	158
Accumulated deficit during the development stage	(11,137,482)	(8,901,588)
Accumulated other comprehensive income (loss)	(127,266)	(106,098)
Stockholders' equity	(516,303)	720,759

Total liabilities and stockholders' equity	$1,908,316	$2,797,638

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Year	Year
	1989 (inception) to	Ended	Ended
	December 31	December 31	December 31
	2009	2009	2008

Expenses
Administrative and general	$877,073	$174,140	$150,043
Exploration costs
- Haldey Gold Project - partnership	796,261	-	-
- Haldey Gold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	4,977,672	623,794	2,941,613
Impairment of mineral properties	1,009,597	1,009,597	-
Interest, bank charges and foreign currency exchange (gains) losses	102,263	74,503	6,634
Professional fees	711,574	87,560	58,086
Property investigation costs	119,717	-	-
Management and consulting fees	1,922,088	266,300	319,369
Loss before other income (loss)	11,155,192	2,235,894	3,475,745

Other income (loss)
Write-down of available-for-sale securities	(148,180)	-	-
Write-down of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	-	(12,342)
Interest income	238,094	-	5,437
Total other income (loss)	(113,029)	-	(6,905)
Net loss before non-controlling interest	(11,268,221)	(2,235,894)	(3,482,650)
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(11,137,482)	$(2,235,894)	$(3,482,650)

Basic and diluted loss per share		$(0.04)	$(0.08)
Weighted average number of common shares outstanding		51,247,527	43,623,288

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to December 31, 2009
(Expressed in U.S. Dollars)

						Accumulated	Accumulated	Total
			Additional	Compre-	Common	(deficit) during	other	stockholders'
	Common stock		paid-in	hensive	Stock	hensive	comprehensive	equity
	Shares	Amount	capital	(loss)	to be issued	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,000)	-	(1,000)	-	(1,000)
Total comprehensive (loss)				$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800		-	(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)		-	-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(600)	-	(600)	-	(600)
Total comprehensive (loss)				$(600)

Balance, December 31, 1998	14,000,000	1,400	200		-	(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600		-	-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(141,392)	-	(141,392)	-	(141,392)
Total comprehensive (loss)				$(141,392)

Index

Balance, December 31, 1999	28,000,000	2,800	698,800		-	(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(211,182)	-	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(77,734)	-	-	(77,734)	(77,734)
Total comprehensive (loss)				$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800		-	(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(25,510)	-	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(17,803)	-	-	(17,803)	(17,803)
Total comprehensive (loss)				$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800		-	(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(20,943)	-	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	48,407	-	-	48,407	48,407
Total comprehensive (loss)				$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800		-	(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(17,631)	-	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(3,723)	-	-	(3,723)	(3,723)
Total comprehensive (loss)				$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-		1,000,000	-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(657,031)	-	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(31,020)	-	-	(31,020)	(31,020)
Total comprehensive (loss)				$(688,051)

Index

Balance, December 31, 2004	28,000,000	2,800	698,800		1,000,000	(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800		(1,000,000)	-	-	-
- cash on December 13, 2005	700,000	70	349,930		-	-	-	350,000
Cash advanced on stock subscriptions	-	-	-		300,000	-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(888,224)	-	(888,224)	-	(888,224)
- Recongnition of other than temporary decline in market value of available-for-sale securities	-	-	-	81,873	-	-	81,873	81,873
Total comprehensive (loss)				$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530		300,000	(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920		(300,000)	-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346		-	-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854		-	-	-	730,000
Grant of options to employees and directors	-	-	366,844		-	-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	(1,545,617)	-	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(15,488)	-	-	(15,488)	(15,488)
Total comprehensive (loss)				$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494		-	(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in June 2007	200,000	20	95,980		-	-	-	96,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(1,909,808)	-	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	8,101	-	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(73,864)	-	-	(73,864)	(73,864)

Index

Total comprehensive (loss)				$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,474		-	(5,418,938)	(81,251)	1,314,255
Issuance of common stock for
- shares to be issued	-	-	-		450,000	-	-	450,000
- finders fee in January 2008	300,000	30	113,970		-	-	-	114,000
- cash in June 2008	6,500,000	650	1,949,351		-	-	-	1,950,001
- cash in October 2008	1,600,000	160	399,840		-	-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(3,482,650)	-	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	18,746	-	-	18,746	18,746
- Unrealized gains (losses) on available-for-sale securities	-	-	-	(43,593)	-	-	(43,593)	(43,593)
Total comprehensive (loss)				$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,273,635		450,000	(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	-		(450,000)	-	-	(450,000)
- cash in February 2009	500,000	50	99,950		-	-	-	100,000
- cash in March 2009	1,000,000	100	199,900		-	-	-	200,000
- cash in July 2009	3,900,000	390	1,169,610		-	-	-	1,170,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	(2,235,894)	-	(2,235,894)	-	(2,235,894)
- Cumulative translation adjustment	-	-	-	(197,162)	-	-	(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	175,994	-	-	175,994	175,994
				$(2,257,062)
Balance, December 31, 2009	53,500,000	$5,350	$10,743,095		$-	$(11,137,482)	$(127,266)	$(516,303)

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)	Cumulative
Consolidated Statements of Cash Flows	January 13	Year	Year
(Expressed in U.S. Dollars)	1989 (inception)	Ended	Ended
	to December 31,	December 31	December 31
	2009	2009	2008
Cash flows used in operating activities
Net loss for the period	$(11,137,482)	$(2,235,894)	$(3,482,650)
Adjustments to reconcile net loss to net cash used in operating activities
- depreciation	51,626	20,909	19,707
- stock compensation expense on stock option grants	366,844	-	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	114,000
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- impairment of mineral properties	1,009,597	1,009,597	-
- minority interest in income (loss) of subsidiary	(130,739)	-	-
- realized loss on sale of equipment	12,342	-	12,342
Changes in working capital assets and liabilities
- decrease (increase) in prepaid expenses and other assets	(56,403)	18,361	(23,484)
- increase (decrease) in accounts payables and accrued liabilities	1,070,788	(160,866)	173,036
- increase (decrease) in accounts payables related party	203,526	132,276	71,250
- increase (decrease) in deposits	450,000	450,000	-
Net cash used in operating activities	(6,483,809)	(765,617)	(3,115,799)
Cash flows used in investing activities
- purchase equipment	(217,093)	(660)	(89,714)
- proceeds from sale of equipment	35,717	-	35,717
- investment in available-for-sale securities	(329,977)	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,400,000)	-	(400,000)
Net cash used in investing activities	(4,227,665)	(660)	(453,997)
Cash flows from financing activities
- issuance of common stock	10,170,001	1,020,000	2,800,001
- loan proceeds	1,160,255	-	-
- loan payments	(633,394)	(231,174)	(402,220)
Net cash provided by financing activities	10,696,860	788,824	2,397,781
Effect of exchange rate changes on cash and cash equivalents	67,223	815	52,560
Increase in cash and cash equivalents	52,609	23,362	(1,119,455)
Cash and cash equivalents, beginning of period	-	29,247	1,148,702
Cash and cash equivalents, end of period	$52,609	$52,609	$29,247

The accompanying notes are an integral part of these consolidated financial statements.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Going Concern

Cigma Metals Corporation ("the Company") was formed on January 13, 1989 under the laws of the State of Florida as Cigma Ventures Corporation. On April 17, 1999 the Company changed its name to Cigma Metals Corporation. The Company is in the business of location, acquisition, exploration and, if warranted, development of mineral properties.  The Company’s current focus is on the exploration and development of its Maykubinsk exploration and mining license located in the Pavlodar Oblast Region in Kazakhstan and the two mineral exploration licenses located in Tomsk Oblast Region of the Russian Federation (see Note 4). The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $765,617 from operating activities in 2009. The Company requires additional funds to meet its obligations and maintain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing through private or public equity investment in order to support existing operations and expand its business. There is no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Cigma Metals BVI Limited ("Cigma BVI"), Dostyk LLP and Exploraciones Cigma S.A. de C.V. (“Cigma Mexico”) which was incorporated in Mexico in April 2010 . During the year ended December 31, 2007, the Company acquired a 51% interest in Dostyk on February 15, 2007, an additional 20% interest during the period ended June 30, 2007 and an additional 19% during the period ended September 30, 2007. During the year ended December 31, 2008, the Company acquired the final 10%. Collectively, they are referred to herein as "the Company". Significant inter-company accounts and transactions have been eliminated. Cigma BVI is inactive.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2009 and 2008. In 2009 $68,825 (2008 - $0) was paid for interest and no amounts were paid for income taxes in 2009 or 2008.

(d)	Marketable securities

The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at December 31, 2009 and 2008, and are stated at fair value. The cost of these securities is $181,797, at December 31, 2009 (2008 - $181,797) and the net unrealized holding gain of $43,049 at December 31, 2009 (2008 loss – $132,945) is included in accumulated other comprehensive income (loss) at December 31, 2009. If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. All unrealized holding gains at December 31, 2009 are on securities that have a fair market value of $224,846 at December 31, 2009. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The following table presents information about the Company’s financial assets that have been measured at fair value as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)
Assets:
Cash	$52,609	$52,609
Available-for-sale securities	224,846	224,846
Assets measured at fair value at December 31, 2009	$277,455	$277,455

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

The Company reviews the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by the Company and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of December 31, 2009 and 2008, the Company did not have proven reserves.

The recoverability of the amounts shown for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(f)	Mineral Properties and Exploration Expenses (continued)

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(g)	Share-Based Payment

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

(h)	Interest Expense

Interest expense was approximately $68,825 in 2009 (2008 - $0) respectively.

(i)	Foreign Currency Translations and Transactions

The Company's reporting currency is the U.S. Dollar.  Dostyk LLP is a foreign operation and its functional currency is the Kazakhstan Tenge (Tenge). Certain contractual obligations in these consolidated financial statements are stated in Kazakhstan Tenges. The Kazakhstan Tenge to U.S. dollar exchange rate at December 31, 2009 was U.S. $0.00682 to 1 Tenge.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and foreign exchange loss in the consolidated statements of operations and were not material in 2009 or 2008 or in the cumulative period ending December 31, 2009.

(j)	Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions in Canada. The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2009 and 2008.

(k)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with GAAP.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(k)	Long-Lived Assets Impairment (continued)

The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis. During the year ended December 31, 2009, management determined that the mineral properties were impaired and capitalized costs of $1,009,597 were written off. See Note 4.

(l)	Comprehensive income

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

	Year Ended

Components of comprehensive income (loss)	December 31 2009	December 31 2008
Net income (loss) for the period	$(2,235,894)	$(3,482,650)
Foreign currency translation adjustments	(197,162)	18,746
Unrealized gains/(losses) on available-for-sale securities	175,994	(43,593)
Total comprehensive income (loss)	$(2,257,062)	$(3,507,497)

(m)	Fair Value of Financial Instruments and Risks

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued expenses, accounts payable – related parties and deposits approximate their fair value because of the short-term nature of these instruments. Available for sale securities are recorded at the current market value.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America (primarily in Kazakhstan) and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

2.	Significant Accounting Policies (continued)

(n)	Income Taxes

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

(o)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic loss per share for 2009 and 2008 because potentially dilutive securities were anti-dilutive due to the net losses incurred in each year. The Company has no potentially dilutive securities outstanding for 2009 or 2008.

(p)	New Accounting Pronouncements

The Company considers the effects of new accounting pronouncements on the accounting, presentation and disclosure of its consolidated financial statements as such pronouncements become known. At present, there are no such pronouncements that the Company expects will have a material impact on these consolidated financial statements.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

3	Available-for-sale securities

		Gross	Gross	Net Accumulated
		Unrealized	Unrealized	Unrecognized	Market
	Cost	Gains	(Losses)	Gains (Losses)	Value

December 31, 2007, equity securities	$181,797	$36,504	$(125,856)	$(89,352)	$92,445
Change during the year	-	9,821	(53,414)	(43,593)	(43,593)
December 31, 2008, equity securities	181,797	46,325	(179,270)	(132,945)	48,852
Change during the year	-	176,807	(813)	175,994	175,994
December 31, 2009, equity securities	$181,797	$223,132	$(180,083)	$43,049	$224,846

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary Dostyk LLP, holds the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and holds an interest in two mineral exploration licenses located in the Tomsk Oblast Region, of the Russian Federation.

HaldeyGold Project – Russian Federation

On August 30, 2004, the Company signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera ("Geosphera"), a company registered in Russia, to form a partnership to explore the Haldeevskaya license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km east of the city of Tomsk.  Geosphera will earn a 51% interest in the partnership by contributing the license for the Haldeevskaya area and the geological data.  The license and the geological data have been valued at $52,000.  The terms of the agreement provided that the Company was to earn a 49% interest in the partnership by paying $50,000.  However, the Company increased its interest in the partnership to 80% (Geosphera - 20%) by funding $350,000 of exploration expenditures on the licensed property in 2004. Geosphera is the manager of the project.

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

The Company’s investment in the HaldeyGold partnership interest for the period January 13, 1989 (inception to December 31, 2009 is as follows: Capital invested - $986,862, Exploration expenses incurred - $796,261, write-down of investment in partnership interest - $190,601.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

4.	Mineral Properties and Exploration Expenses (continued)

HaldeyGold Project – Russian Federation (continued)

Direct exploration costs on the Haldeevskaya mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0, during the year ended December 31, 2009 (2008 - $0).

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

Exploration costs on the Tugojakovsk mineral exploration license area located in the Tomsk Oblast region of the Russian Federation totalled $0 during the year ended December 31, 2009 (2008 - $0).

The Company’s investment in the Tugojakovks project for the period January 13, 1989 (inception to December 31, 2009) is as follows: Capital invested - $453,821, Exploration expenses incurred - $453,821.

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

Under the terms of the agreement with Eureka Mining PLC, the Company acquired a 51% interest in the Partnership by paying $300,000 (paid January 25, 2007) into the capital of the Partnership. The acquisition was accounted for using purchase accounting. As a result of the purchase, the Company acquired control of Dostyk and consolidated the financial results of Dostyk, including consideration of a non-controlling interest. In June 2007, the Company increased its ownership in the Partnership from 51% to 71% by contributing a further $700,000 (paid June 13, 2007) to the Partnership’s capital. On September 14, 2007, the Company increased its ownership interest in the Partnership from 71% to 90% by contributing a further $1,000,000 to the Partnership’s capital. In February 2008 the Company increased its ownership in the Partnership from 90% to 100% by paying $400,000 (paid February 13, 2008) to the owners of the Partnership.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

4.	Mineral Properties and Exploration Expenses (continued)

Dostyk LLP - Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan (continued)

The Company’s results of operations include Dostyk’s results of operations since the date of the original acquisition. Pro forma results for the pre-consolidation period are not presented as they are not materially different from the Company’s historical consolidated financial statements.

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

During the three month period ended March 31, 2008, the Company acquired an additional 10% interest in Dostyk for a purchase price of $400,000. At that date, the balance of non-controlling interest was in excess of the purchase price by $166,499. This amount was credited against the capitalized balance in mineral properties. As of that date, the Company owned 100% of Dostyk.

The 2008 acquisition of the remaining 10% interest in Dostyk was accounted for using the purchase method. The aggregate allocation of purchase price to mineral properties was $2,509,597.

During December 2009, subject to shareholder approval, the Company agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000 and other consideration.  The total value of the potential consideration to be received has not been determined.  The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements.  The agreement for the sale of the subsidiary for less than the $2,509,597 carrying value of the subsidiaries’ mineral property is an indication that the value of the mineral property has been impaired and capitalized costs of $1,009,597 were written off. See Note 12.

5.	Equipment

	December 31 2009	December 31 2008
Vehicles	$73,428	$89,982
Machinery and equipment	40,741	49,117
Other fixed assets	22,516	27,362
	136,685	166,461
Accumulated depreciation	(45,933)	(30,717)
	$90,752	$135,744

The majority of equipment held at December 31, 2009 and 2008 is located in Kazakhstan.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

6.	Long-term Debt

The Company’s subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan is unsecured, non-interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. The Company does not expect to generate funds from Dostyk’s operations during the next five years to make any principal repayments on the loan. No repayment of principal, interest and default interest has been made under the Agreement. The loan balance at December 31, 2009 is $942,293 (2008 - $772,642).

7.	Share Purchase Warrants

A summary of the Company’s warrants outstanding at December 31, 2009 and December 31, 2008 and changes during years ended December 31, 2009 is presented below:

	Number of warrants to Purchase shares	Weighted Average Exercise Price
Balance, December 31, 2007	8,000,000	$0.713
Warrants expire in 2008	(8,000,000)	$0.713
Balance, December 31, 2008 and 2009	-	-

1.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of $0.675 per share for a period of one year from the May 12, 2006, closing date of the placement, and at a price of $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date.

2.
Each warrant entitling the holder to purchase one additional common share of the Company at a price of $0.675 per share for a period of one year from the May 26, 2005, closing date of the placement, and at a price of $0.75 per share for a period of one year commencing on the first anniversary of the Closing Date

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

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

8.	Stock Options (continued)

The following is a summary of stock option activity for the years ended December 31, 2009 and 2008.

Options outstanding
		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining contractual	Intrinsic
	Options	per share	life (in years)	value
Balance, December 31, 2007	900,000	$0.88	0.92	-
Options expired	(900,000)	0.88	-	-
Balance, December 31, 2008 and 2009	-	$-	-	-

There were no stock options granted during 2009 and 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008.

9.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2009, consulting fees of $180,000 (2008 – $242,013) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Due to related party, as at December 31, 2009 and 2008 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

10.	Non-Cash Investing and Financing Activities

In January 2008, the Company issued 300,000 shares of common stock of the Company valued at $114,000 to a director of the Company as consideration for arranging the property acquisition in Kazakhstan.

11.	Income Taxes

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. As of December 31, 2009 the Company has net losses for tax purposes in the United States and Kazakhstan totaling approximately $576,000 and $1,660,000, respectively, which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2009 and 2008.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

11.	Income Taxes (continued)

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

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal, foreign and state income tax rates to income before income taxes is as follows:
	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Net loss before taxes US	(576,038)	(1,613,390)
Net loss before taxes foreign	(1,659,856)	(1,869,260)
Federal and State Statutory Rate	0.395	0.395
Foreign Rate	0.20	0.20

Expected tax recovery US	(227,535)	(637,289)
Expected tax recovery Foreign	(331,971)	(373,852)
(Decrease) increase in taxes resulting from:
Increase in valuation allowance	559,506	1,011,141
Income tax expense (benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

The Company's tax effected deferred tax assets are as follows:	2009	2008
Loss carry forward	5,333,925	4,118,776
Valuation allowance	(5,333,925)	(4,118,776)

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	5.5%	5.5%
Less valuation allowance	-39.5%	-39.5%
Total income tax expense	$-	$-

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

12.	Subsequent Events

1.
On December 31, 2009, the Company entered into an Equity Purchase Agreement with Copperbelt AG, a Swiss corporation, for the sale of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG for $1,500,000 in cash and other consideration, the value of which has not been determined as of yet. The purchase price will be paid at the time of closing. In December 2009, the Company received a deposit from Copperbelt AG in the amount of $450,000 which has been recorded as a deposit, a liability as of December 31, 2009. The transaction is subject to the approval of the Company’s shareholders. Because of the uncertainties surrounding the agreement, including the pending approval by the Company’s shareholders, the effects of the sale have not been recorded.

2.
On March 9, 2010, the Company signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora mining concessions located in the State of Guerrero, Mexico, to the Company, in consideration for $150,000 and 1,000,000 common shares of Cigma.  Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2010 the Company’s wholly owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed the Assignment Agreement for the Aurora II mining concession between Alphamin’s wholly owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining.

Index

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 9A	Controls and Procedures

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2009 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

The Company’s Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of material weaknesses, as described in greater detail below.  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Index

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

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and disclosure controls and procedures were not effective at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including,
(i)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently do not have an independent director on our board, which is comprised of 2 directors, and on our audit committee, which is comprised of 2 directors. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

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

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the period ended December 31, 2009, we had one person on staff at our executive office and two persons at our Kazakhstan office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Index

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and text set forth the names and ages of all directors and executive officers of our company as of September 13, 2010. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Index

Name and Address	Age and Position

Agustin Gomez de Segura	Age 52, Officer from 17 April 1998 to 1 July 2008, President, CEO and Director since 1 July 2008

2 Tvezskaya – Yamskaya 54,
Moscow, Russia

Waldemar K. Mueller	Age 57, Director since 15 March 2004.

40 Ruffian Loop,
Willetton, Western Australia, Australia 6155

Business Experience

The following is a description of the employment history for each of our directors and officers for the last five years:

Agustin Gomez de Segura, Director of Delta Capital, an investment company in Lichtenstein from April 1999 to present, Director and President of Eurasia Gold Fields Inc from November 1997 to present, Director and President of Soil Biogenics Limited from July 2003 to present. Mr. Gomez de Segura’s extensive experience, training and education as a business man make him particularly qualified to serve as our director.

Waldemar Mueller, Geologist, Chairman and Managing Director of Kiintas Mining Management PTY Ltd from 1998 to present, Vice President of Exploration Lalo Ventures, Canada from January to November 2004, Director of Central Asia Resources, Western Australia from March 2006 to present. Mr. Mueller’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as our director.

There are no family relationships between any of the directors or executive officers.

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all shareholders.

Index

The Board has determined that the Board of Directors as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

▪	Strategy—knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;

▪	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;

▪	Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;

▪	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which we operate;

▪	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and

▪	Ethics—the ability to identify and raise key ethical issues concerning our activities and those of senior management as they affect the business community and society.

Nomination Procedures    We have no nominating committee, and all nominating functions are handled directly by the full Board of Directors, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

The Board and Board Meetings

Our Board of directors consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Index

Our Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its shareholders. To that end, the Board of Directors and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board of Directors and management also regularly evaluate and, when appropriate, will revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the fiscal year ended December 31, 2009, the Board held a total of five (5) meetings.  All members of the Board attended all meetings of the Board.

Committees

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes overall compensation policies for us and reviews recommendations submitted by our management.

Nominating Committee

Our Board of Directors currently consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the board of directors, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire board of directors may be removed, with or without cause by our stockholders, provided the notice of the meeting of our stockholders states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

o
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

o	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Index

o
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

o	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

o	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any Federal or State securities or commodities law or regulation; or

•
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

•	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

o
any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and

o	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable Financial Industry Regulatory Authority (“FINRA”) listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to its Board of Directors.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, we are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that Mr. Mueller is not independent from our management and does not qualify as “independent director” under the standards of independence under the applicable FINRA listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is one of our officers or employees or an officer or employee of one of our subsidiaries or (2) has any direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  Upon our listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Index

Certain Relationships

There are no family relationships among or between any of our officers and directors.

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

Compensation of Directors

Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

·	Compensation should align the directors’ interests with the long-term interests of stockholders; and

·	Compensation should assist with attracting and retaining qualified directors.

We do not pay director compensation to directors who are also employees. All non-employee directors are paid a director’s fee in the amount of $2,500 per quarter. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

During fiscal years 2009 and 2008 we paid no fees to our non employee directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Index

Standard Arrangements

We do not pay a fee to our outside, non-officer directors. We reimburse our directors for reasonable expenses incurred by them in attending meetings of the Board of Directors. During the years ended December 31, 2009, 2008 and 2007, we paid non-officer directors $0, $0 and $0, respectively, in consulting fees.

Corporate Governance Principles / Code of Ethics

Effective in 2004, our board of directors adopted Corporate Governance Principles / Code of Business Conduct and Ethics that applies to, among other persons, all Officers, Directors, Employees and consultants of the company and its affiliates

Our Code of Business Conduct and Ethics requires, among other things, that all of our executive officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

Item 11.	Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

▪	attract and retain executives experienced in the resource exploration industry;
▪	motivate and reward executives whose experience and skills are necessary to our ultimate success;
▪	reward performance as warranted; and
▪	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2009, 2008 and 2007:

Name and principal position (a)	Year December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Agustin Gomez	2009	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
de Segura	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
President, CEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director since July 1, 2008

Waldemar	2009	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
Mueller	2008	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
Vice-President,	2007	105,000	-0-	-0-	-0-	-0-	-0-	-0-	105,000
and Director

Lars M. Pearl	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2008	92,013	-0-	-0-	-0-	-0-	-0-	-0-	92,013
and Director	2007	79,800	-0-	-0-	-0-	-0-	-0-	-0-	79,800
until July 1, 2008

Index

None of our officers or directors is a party to an employment agreement with us.  Our entire Board of Directors sets the current year compensation levels of each of the above named Executive Officers.  Effective January 1, 2009, Mr. Gomez de Segura’s annual salary is $60,000 payable in monthly instalments of approximately $5,000. Effective January 1, 2009, Mr. Mueller’s annual salary is $120,000 payable in monthly instalments of approximately $10,000.

Options/SAR Grants Table

In 2006, our Board of Directors approved the 2006 Stock Option Plan (the “Plan”) to offer an incentive to obtain services of key employees, directors and consultants of the Company.  The Plan provides for the reservation for awards of an aggregate of 20% of the total shares of Common Stock issued and outstanding from time to time. No Plan participant may receive stock options exercisable for more than 5% of the issues and outstanding common shares in any one calendar year.  Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant.  The term of stock options granted under the Plan is not to exceed five years and the stock options vest immediately upon granting.

We awarded no stock purchase options, or any other rights, to any of our directors or officers during the years ended December 31, 2009 and 2008.

On December 1, 2006, 900,000 stock options were granted to directors at $0.88 per share. The term of these options was two years. The options were exercisable at any time from the grant date up to and including the 30th day of November 2008.

The following is a summary of stock option activity for the years ended December 31, 2009 and 2008.

Options outstanding
	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2007	900,000	$0.88	0.92	-
Options expired	(900,000)	0.88	-	-
Balance, December 31, 2008 and 2009	-	$-	-	-

Index

There were no stock options granted during 2009 and 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of 2009 and 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008.

The following is a summary of stock option granted and the status of stock options outstanding and exercisable at December 31, 2009:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)
	-0-	-0-	-0-	$0.00 per share	-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-		-	-0-	-0-	-0-	-0-

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2008 and 2009 and September 13, 2010 we had 0 stock purchase options outstanding.

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

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in the years ended December 31, 2009 and 2008.

Index

Employment Contracts

During the fiscal year 2009, consulting fees of $180,000 (2008 - $242,013) were paid to our directors for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 13, 2010 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group.  As at September 13, 2010 there were 53,500,000 shares of common stock issued and outstanding.

Name and Address of	Amount and Nature of Beneficial Owner	Percentage of Class

Beneficial Owner
Carrington International Limited Suite 2402, Bank of America Tower, 12 Harcourt Road, Hong Kong	4,300,000	8.04%

Geoconsult Limited 1876 Hutson Street, PO Box 214 Belize City, Belize	4,000,000	7.48%

Officers and Directors:

Waldemar K. Mueller (1) 40 Ruffian Loop, Willetton, Western Australia, Australia 6155	300,000	0.56%

Agustin Gomez de Segura (1) 2 Tvezskaya – Yamskaya 54, Moscow, Russia	690,000	1.29%

Officers and Directors (2 persons)	990,000	1.85%

(1)	Officer and/or director

*	Less than 1%.

Index

Changes in Control

There were no arrangements during the last completed fiscal year or subsequent period to September 13, 2010 which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 14,000,000 shares between January 1, 2007 and December 31, 2009 have resulted in a change of control.

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

Director Independence

Our Board of Directors currently consists of two members on its board.  We consider a director to be “independent” if that person serves only as a member of our board of directors and is not otherwise employed by our company as an employee, officer or consultant.  Mr. Agustin Gomez de Segura serves as our company’s President, Chief Executive Officer and Chief Financial Officer.  Mr. Waldemar Mueller serves as our company’s Vice-President. As of December 31, 2009 and September 13, 2010, our Board of Directors did not have an independent director.

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2009 and 2008, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Index

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

In July 2009, 3,900,000 common shares were authorized for issuance at $0.30 per share for cash proceeds of $1,170,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). Mr. Agustin Gomez de Segura, an officer and director, purchased 425,000 shares in the private placement on the same terms and conditions as all the other purchasers in the offering.

In October 2008, 1,600,000 common shares were authorized for issuance at $0.25 per share for cash proceeds of $400,000.  The shares were issued to individuals and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder). Mr. Agustin Gomez de Segura, an officer and director, purchased 265,000 shares in the private placement on the same terms and conditions as all the other purchasers in the offering.

In January 2008, 300,000 common shares were issued at $0.38 per share in payment of a finder’s fee.  The shares were issued to Waldemar Mueller, a director who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S as promulgated thereunder).

During the fiscal year 2009, consulting fees of $180,000 (2008 – $242,013) were paid to our directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2009 fiscal year are $47,500 (2008 - $0).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2009 were $0 (2008 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan LLP for tax compliance for fiscal 2009 were $0 (2008 - $0).

Index

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan LLP, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2009 were $0 (2008 - $0).

The Audit Committee feels that the services rendered by Peterson Sullivan LLP were compatible with maintaining the principal accountant's independence.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(1)	The following documents are filed as part of this report:

(a)	Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, dated September 17, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for period from January 13, 1989 (commencement of operations) to December 31, 2009

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2009 and for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(2)	Financial statement schedules: Not Applicable

(3)	Exhibit Listing

3.1.1	Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *

3.1.2	Certificate of Amendment to the Certificate of Incorporation, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *

3.2.1	By-laws, incorporated by reference to the Form 10-SB12G filed on September 16, 1999 (SEC File No. 000-27355-99712713). *

10.1.1	Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.2	Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

Index

10.1.3	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.1.4	Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

10.1.5	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2006 incorporated by reference to the Form 10-KSB filed on June 15, 2007 (SEC File No. 000-27355-07921211). *

10.2.1	Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.2	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704). *

10.2.3	Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644). *

10.2.4	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2006 incorporated by reference to the Form 10-KSB filed on June 15, 2007 (SEC File No. 000-27355-07921211). *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Principles, incorporated by reference to the Form 10-KSB filed on November 4, 2004 (SEC File No. 000-27355-041117794). *
--------
*	Previously filed

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigma Metals Corporation
Registrant

Date:	September 17, 2010	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
Director

Date:	September 17, 2010	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cigma Metals Corporation
Registrant

Date:	September 17, 2010	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	September 17, 2010	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director