Form 10-K/A
period 2009-12-31
CIGMA METALS CORP
filed 2011-03-24
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Properties

Russian Federation

Haldeevskaya License

Cigma (80%) -Haldej Zoloto SPA was executed by 22 June 2005
The Haldeevskaya exploration licence has expired by 31 Dec 2007. In 2009 no activity has been shown on Licence property.

The Haldeevskaya exploration license covers an area of 576 km2 (57,600ha) and is located approximately 16 kilometres NE from Tomsk via paved highway. Excellent infrastructure is currently in place, including, maintained tarmac access roads, high tension power lines at 500 kilowatts per line, gravel vehicular access roads over the project area with close-spaced, 100 metre, cut lines over the target areas. The area is also close to the railheads in Tomsk, with links to the Trans Siberian Railway, and all infrastructures associated with a regional centre.

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

Index

Tugojakovsk License

Cigma (80%)-Geosphera (20%) JV Agreement was executed by 03 Mar 2006.

The Tugojakovsk exploration license (expiry 01 Dec 2009) covers an area of 164 km2 (16,400ha) and is located 25 kilometres SE from the regional centre of Tomsk via paved highway. An excellent infrastructure is in place including excellent sealed roads, close access to railheads and the infrastructure associated with the regional centre of Tomsk.

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

The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralised carbonaceous shales. In 2006 there have been drilled 1,900 metres of core drilling. The gold mineralization zone, which is available on surface was not intercepted by the drill holes. Cigma made the decision to discontinue further expenditures on this licence area (Report 10-K of 2006).

The Tugojakovsk exploration license has expired by 01 Dec 2009.

Index

Republic of Kazakhstan

Maykubinsk exploration and mining licence

Figure 1 -	Astana is an important regional centre for the project infrastructure both as an international airport and as the location of all the exploration/mining authorities.

The Company, through its 100% subsidiary Dostyk LLP holds high potential Maykubinsk exploration and mining license located in Pavlodar Oblast Region in Kazakhstan. Accordingly to Kazakhstan Mining Law an exploration and mining licence (also called a Contract with the Government) could be obtained by any private or corporate body, including those with 100% of foreign ownership, through an open tender published by government. If the licence is already issued then it could be acquired through direct negotiations with the owner and re-registered by State authorities. Cigma acquired Dostyk LLP from Eureka Mining Ltd, a UK based public company.

The Dostyk acquisition steps were as follows:
The Company through execution of Shares Purchase Agreement with Eureka Mining Ltd has acquired 100% shares of Dostyk in  following steps and conditions:
•	On 27 Jan 2007 Cigma has been granted 51% of Dostyk LLP in return for commitment to spend US$300,000 for Exploration on Maykubinsk licence.
•	By by spending further US$700,000 Cigma had rights to obtain further 20% of Dostyk LLP
•	Cigma had the right to obtain a further 19% of Dostyk LLP by spending further US$1,000,000 to increase sharing in Dostyk to 90%.
•	Cigma paid Eureka US$400,000 to obtain the remaining 10% of Dostyk and so became 100% owner of Dostyk LLP and consequently of Maykubinsk licence.

Index

Figure 2

The Dostyk property (Figure 2) originally has covered an area of 14,000 square kilometres (1,400,000ha), in northern Kazakhstan in a region which has been producing gold and base metals for decades including Zinc, Copper, Nickel, Lead and Gold in various geological environments. Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives.  Currently, over 130 known mineral occurrences occur on the property, and the Company has selected 2 targets as the focus of the 2009 exploration campaign.

The licence area has a well-developed infrastructure (figure 2) including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighbouring Russia. Access to any of the exploration prospects is available trough the year by sealed, gravel or dirt roads of good quality. High voltage power lines criss-crossing the Dostyk project area. Actually this region produces the cheapest electricity in Kazakhstan. Water sources are represented by number of abandoned coaleries and fresh water lakes in vicinity to exploration prosects.

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

License and Contract commitments

License #785 for an original area of 14,000 square kilometres (1,400,000ha) in Central Kazakhstan was issued  on January 8, 1996. In accordance with new legislation the Licence was converted on Oct 11, 2001  to Subsoil Contract # 759 with exploration and mining rights valid until Jan 8 2021. Extension of mining term is warranted till full depletion of mineral resources.   The Contract #759 was issued to Dostyk Ltd. The exploration term expires on Dec 31, 2009. Dostyk has currently submitted to the Kazakhstan Authorities an application for exploration extension till Dec 2011.

In accordance with Kazakhstan regulations an exploration ground proved to be barren for further exploration should be returned to State by end of each year. By end of 2008 the Dostyk has retained 2,774 sq. km (274,400ha) of exploration ground. The contract territory will be returned to the State by December 2011 except areas, which Dostyk would claim as commercial discoveries i.e. those prospects on which Kazakh style resources of C1-C2 categories would be proved. No maintenance or any other fees and payments are required to retain the Licence/Contract. No production sharing arrangements are related to the Dostyk properties. A royalty interest is payable to be the State once Dostyk goes into production. The royalty rate for mineral deposits in Kazakhstan range from 0.3% to 3.0% in different projects and is subject to a feasibility study and direct negotiations with the State authority. Cigma is the sole owner of the Dostyk LLP, i.e. no body has any claims or interest in Dostyk except Cigma.

In order to retain exploration and mining rights and to convert the exploration licence/contract into a mining licence  Dostyk LLP should by end of exploration term, which is 31 Dec 2010, submit and prove with State Resources Commission of Kazakhstan a Report of C1-C2 Mineral Resources. That warranties to Dostyk exclusive and irrevocable rights for mining of the mineral resources proved with government of Kazakhstan.

Index

The surface of the licence area is represented by poor-quality pastoral ground with quite spare life stock on it. Accordingly to Kazakhstan law, the sub-soil contract prevails above surface agricultural or other facilities. However Dostyk is required every year to obtain an exploration permit from local authorities.

Exploration Works 2009

The exploration work has been supervised by Kiintas Mining Management Pty Ltd, an Australian company, providing exploration and mineral resource service in Central Asia.

The quality control of drilling, sampling, assaying has been carried out on site by Micromine Ltd, an Australian Resource company and by Alex Stewart Laboratories, an internationally accredited UK company with laboratory in Kyrgyzstan. Dostyk assays 100% of its samples in this lab.

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

On Berezki East Prospect (figures 3 & 4), we continued extension drilling on Northern and Southern flanks targeting deeper levels of mineralization zone. As a result of the 2009 drilling program, the mineralization has been extended on strike for further 340 meters and in depth direction to 300 meters.  The total explored length of the zone is 650 meters by average width 25 to 30 meters by grade 1.06g/t of gold and 0.14% of copper.

Figure 3

Index

Figure 4
In 2009 , we continued the exploration program on the Quartzite Gorka Prospect (figures 5 & 6), targeting the Western extension of gold-copper mineralization zone and its extension to depth direction. 5 holes have been drilled for a total of 1,520 meters. The drilling results have revealed a pinch out of mineralization in northwest direction with reduced zone width zone and decreased values of the gold (0.3g/t) and copper (0.1%).

Figure 5

Index

Figure 6

In 2010 we will focus on conducting a metallurgical study of the mineralization zones on the Berezki East and Quartzite Gorka prospects explored in 2007 - 2009.

Index

Berezki East 2009
Type of work	Volume		USD
Drill holes	drill holes	6
meters drilled	m	1,830	183,000
samples treatment	sample	1,750
Fire assays	assay	1,710	41,000
IP assays	assay	1,050
Metallurgical test			34,000
Data processing & administration			59,000
Wages -geological staff			49,000
Berezki East total			366,000
Budget 2010	3 drill holes for 1300m, 1,100 assays		200,000

Quartzite Gorka 2009
Type of work	Volume		USD
Drill holes	drill holes	5
meters drilled	m	1,520	152,000
samples treatment	sample	1,430
Fire assays	assay	1,400	22,000
IP assays	assay	1,050
Data processing & administration			61,000
Wages - geological staff			48,000
Quartzite Gorka total			283,000
Budget 2010	4 drill holes for 1400m, 1,200 assays		300,000

Apart of continuing drilling on two above prospects a serious exploration program in 2010 is proposed on Beskauga copper-gold prospect. Exploration works will include geophysical survey on area of 6.5sq. km, a drilling of six core drill holes for 3,000m, assaying, metallurgical test, JORC compliant resource estimation with total costs of US$ 600,000.

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

Cigma Metals Corporation
Registrant

Date:	March 23, 2011	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
Director

Date:	March 23, 2011	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Cigma Metals Corporation
Registrant

Date:	March 23, 2011	BY:	/s/ Agustin Gomez de Segura
Agustin Gomez de Segura
President, Chief Executive Officer, Chief Financial Officer and Director

Date:	March 23, 2011	BY:	/s/ Waldemar Mueller
Waldemar Mueller
Director