Form 10-Q
period 2010-03-31
CIGMA METALS CORP
filed 2012-11-14
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☒

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
YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,500,000 shares of Common Stock were outstanding as of October 31, 2012.

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

Item 1. Financial Statements

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(Expressed in U.S. Dollars)

	March 31	December 31
	2010 (Unaudited)	2009

ASSETS
Current
Cash	$1,468	$52,609
Notes receivable	257,310	-
Receivable from sale of subsidiary	1,000,000	-
Available-for-sale securities	294,277	224,846
Prepaid expenses and other assets	2,531	40,109
Total current assets	1,555,586	317,564

Equipment, net	-	90,752
Mineral properties	500,000	1,500,000
Total assets	$2,055,586	$1,908,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$930,074	$828,800
Accounts payable - related party	232,678	203,526
Deposit	-	450,000
Total current liabilities	1,162,752	1,482,326

Long-term debt	-	942,293
Total liabilities	1,162,752	2,424,619
Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
54,500,000 (2009 - 53,500,000) common shares	5,450	5,350
Additional paid in capital	11,092,994	10,743,095
Accumulated deficit during the development stage	(10,318,090)	(11,137,482)
Accumulated other comprehensive income (loss)	112,480	(127,266)
Stockholders' equity	892,834	(516,303)
Total liabilities and stockholders' equity	$2,055,586	$1,908,316

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
(Unaudited)	January 13	Three months	Three months
	1989 (inception)	Ended	Ended
	March 31	March 31	March 31
	2010	2010	2009

Expenses
Administrative and general	$877,073	$-	$122,162
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	5,077,672	100,000	6,000
Exploration costs recovered
- Kazakhstan	-	-	-
Impairment of mineral properties	1,009,597	-	-
Interest, bank charges and foreign currency exchange (gains) losses	103,465	1,202	718
Professional fees	719,047	7,473	16,605
Property investigation costs	119,717	-	-
Management and consulting fees	1,959,922	37,834	62,167
Loss before other items	11,301,701	146,509	207,652

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	-	-
Gain (loss) on sale of available-for-sale securities	-	-	-
Gain (loss) on disposition of subsidiary	958,591	958,591	-
Interest income	245,404	7,310	-
Total other income (loss)	852,872	965,901	-
Net income (loss) before non-controlling interest	(10,448,829)	819,392	(207,652)
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(10,318,090)	$819,392	$(207,652)

Basic and diluted income (loss) per share		$0.02	$(0.00)
Weighted average number of common shares outstanding		53,500,000	48,538,202

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to March 31, 2010
(Expressed in U.S. Dollars)

						Accumulated	Accumulated	Total
			Additional	Advances for	Compre-	(deficit) during	other	stockholders'
	Common stock		paid-in	Stock	hensive	exploration	comprehensive	equity
	Shares	Amount	capital	Subscriptions	(loss)	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,000)	(1,000)	-	(1,000)
Total comprehensive (loss)					$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800	-		(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(600)	(600)	-	(600)
Total comprehensive (loss)					$(600)

Balance, December 31, 1998	14,000,000	1,400	200	-		(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(141,392)	(141,392)	-	(141,392)
Total comprehensive (loss)					$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800	-		(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(211,182)	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)	(77,734)
Total comprehensive (loss)					$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800	-		(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(25,510)	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)	(17,803)
Total comprehensive (loss)					$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800	-		(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(20,943)	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407	48,407
Total comprehensive (loss)					$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800	-		(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(17,631)	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)	(3,723)
Total comprehensive (loss)					$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(657,031)	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)	(31,020)
Total comprehensive (loss)					$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000		(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(888,224)	(888,224)	-	(888,224)

- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	-	81,873	-	81,873	81,873
Total comprehensive (loss)					$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000		(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,545,617)	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)	(15,488)
Total comprehensive (loss)					$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-		(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	-	(137,000)
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(1,909,808)	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)	(73,864)
Total comprehensive (loss)					$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,475	-		(5,418,938)	(81,251)	1,314,256
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(3,482,650)	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746	18,746

- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)	(43,593)
Total comprehensive (loss)					$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,723,477	158		(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	-	(450,000)
- cash in February 2009	500,000	50	99,950					100,000
- cash in March 2009	1,000,000	100	199,900	-				200,000
- cash in July 2009	3,900,000	390	1,169,610	-				1,170,000
- cash in								-
Components of comprehensive income (loss)
- Net (loss) for the period					(2,235,894)	(2,235,894)		(2,235,894)
- Cumulative translation adjustment					(197,162)		(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994	175,994
					$(2,257,062)
Balance, December 31, 2009	53,500,000	5,350	10,743,095	-		(11,137,482)	(127,266)	(516,303)

Issuance of common stock for
- for mineral property rights on March 31, 2010	1,000,000	100	349,899	-				349,999
Components of comprehensive income (loss)
- Net income for the period					819,392	819,392		819,392
- Cumulative translation adjustment					170,315		170,315	170,315
- Unrealized gains (losses) on available-for-sale securities					69,431		69,431	69,431
					$1,059,138
Balance, March 31, 2010	54,500,000	$5,450	$11,092,994	$-		$(10,318,090)	$112,480	$892,834

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Three months	Three months
Consolidated Statements of Cash Flows	1989 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
(Unaudited)	2010	2010	2009
Cash flows used in operating activities
Net income (loss) for the period	$(10,318,090)	$819,392	$(207,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	5,906
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(7,310)	(7,310)	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	-	-	-
- gain on disposition of subsidiary	(958,591)	(958,591)	-
- impairment of mineral properties	1,009,597	-	-
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	-
- decrease (increase) in prepaid expenses and other assets	(27,020)	1,909	451
- increase (decrease) in accounts payables and accrued liabilities	1,015,852	(38,642)	(105,300)
- increase (decrease) in accounts payables related party	232,678	29,152	84,509
- increase (decrease) in deposits	-	(450,000)	-
Net cash used in operating activities	(7,087,899)	(604,090)	(222,086)

Cash provided by (used in) investing activities
- collections on notes receivable	100,000	100,000	-
- purchase equipment	(217,093)	-	-
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash deposit	452,949	452,949	-
- investment in available-for-sale securities	(329,977)	-	-
- proceeds from disposition of marketable securities	-	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,400,000)	-	-
Net cash provided by (used in) investing activities	(3,674,716)	552,949	-

Cash flows from financing activities
- issuance of common stock	10,170,001	-	250,000
- loan proceeds	1,160,255	-	95,120
- loan payments	(633,396)	-	-
Net cash provided by financing activities	10,696,860	-	345,120

Effect of exchange rate changes on cash and cash equivalents	67,223	-	(102,015)
Increase in cash and cash equivalents	1,468	(51,141)	21,019
Cash and cash equivalents, beginning of period	-	52,609	29,247
Cash and cash equivalents, end of period	$1,468	$1,468	$50,266

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$-	$-
Income taxes paid		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Business and Going Concern

Cigma Metals Corporation (the “Company”) was formed on January 13, 1989, under the laws of the State of Florida as “Cigma Ventures Corporation.” On April 17, 1999 the Company changed its name to “Cigma Metals Corporation.” The Company is in the business of location, acquisition, exploration and, if warranted, development of mineral properties. The Company’s current focus is on the exploration and development of its mineral concessions in Mexico. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable and has not generated any operating revenues to date.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $640,090 from operating activities in 2010.

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

2.	Significant Accounting Policies

a)	Principles of Accounting:

The Company follows accounting standards set by the Financial Accounting Standards Board, referred to as the “FASB”. The FASB sets accounting principles generally accepted in the United States (“GAAP”) that the Company follows to ensure they consistently report their financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, referred to as “ASC”.

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its 100% owned subsidiaries Exploraciones Cigma S.A. de C.V. (“Exploraciones Cigma”) and Cigma Metals (BVI) Limited (“Cigma BVI”), collectively, they are referred to herein as “the Company”. In January 2010, the Company sold its 100% interest in its Kazakhstan subsidiary (“Dostyk LLP”) to Copperbelt AG. Significant inter-company accounts and transactions have been eliminated.

b)	Accounting Estimates

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

c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2010 and December 31, 2009.

d)	Note receivable

The asset is a non-derivative financial asset resulting from the January 2010 sale of the Company’s 100% interest in its Kazakhstan subsidiary, Dostyk LLP, to Copperbelt AG and is stated at fair value. The $250,000 note bears interest at 8.0%, due on demand and is unsecured. Subsequent to the quarter end, the Company collected $100,000 and the remainder of the note along with the accrued interest, $177,442 was converted into 272,989 common shares of Copperbelt AG in August 2011 at $0.65 per share. At each reporting date the Company assesses whether there is any objective evidence that a financial asset is impaired. A financial asset is deemed to be impaired, if, and only if, there is objective evidence of impairment as a result of one or more events that has occurred after the initial recognition of the asset and that event has an impact on the estimated future cash flows of the financial asset.

e)	Marketable securities

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally all of the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three publicly traded small cap companies at March 31, 2010 and December 31, 2009, respectively, and are stated at fair value. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

On sale of available-for-sale investments, the cumulative amount recognized in other comprehensive loss/income is reclassified from accumulated other comprehensive loss/income to profit or loss.

f)	Mineral Properties and Exploration Expenses

The Companies policy is to account for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2010 and December 31, 2009, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

g)	Stock-based compensation

The Company accounts for share-based payments under the fair value method of accounting whereby stock-based compensation cost is measured at the grant date based on the fair value of the common stock on the award date.

h)	Interest Expense

Interest expense was approximately $40 in 2010 (2009 - $0) respectively.

i)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in the Mexican Peso. The Mexican Peso to U.S. dollar exchange rate at March 31, 2010 was U.S. $0.0806 to 1 Peso.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency foreign exchange loss in the consolidated statements of operations and were not material in 2010 or 2009 or in the cumulative period ending March 31, 2010.

j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits. The Company did not have funds deposited in banks beyond the insured limits as of March 31, 2010 and December 31, 2009. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The note receivable relates to the sale in 2010 of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG. The Company believes the credit risk with respect to the note receivable to be minimal.

k)	Long-Lived Assets Impairment

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

l)	Comprehensive income

The Company has adopted FASB ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

	Three months ended	Year ended
Components of comprehensive income (loss)	March 31, 2010	December 31, 2009
Net income (loss) for the period	$819,392	$(2,235,894)
Foreign currency translation adjustments	170,315	(197,162)
Unrealized gains/(losses) on available-for-sale securities	69,431	175,994
Total comprehensive income (loss)	$1,059,138	$(2,257,062)

m)	Fair Value of Financial Instruments and Risks

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash, accounts payable and accrued expenses (including related parties) approximate their fair value because of the short-term nature of these instruments.

Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

n)	Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income taxes recognized in a company’s financial statements are in accordance with GAAP. GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Estimated interest and penalties related to recording uncertain tax positions when recorded are included as a component of income tax expense on the consolidated statement of operations. The Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. The Company’s tax returns are open to review by federal tax authorities from 2007 to current.

o)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2010 and 2009 because there were no potentially dilutive securities outstanding at March 31, 2010 and 2009.

p)	Fair Value Measurement

Fair value is defined in GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1:      Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:      Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:      Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at March 31, 2010 and December 31, 2009, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. A reconciliation of the Available-for-sale securities is included in Note 3.

q)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Available-for-sale securities

	Cost $	Other-than – temporary losses $	Gross unrealized gains $	Gross unrealized losses $	Accumulated unrealized gains/(losses) $	Market value $
December 31, 2008	181,797	-	46,325	(179,270)	(132,945)	48,852
Change in year	-	-	176,807	(813)	175,994	175,994
December 31, 2009	181,797	-	223,132	(180,083)	43,049	224,846
Change in period	-	-	(28,338)	97,769	69,431	69,431
March 31, 2010	181,797	-	194,794	(82,314)	112,480	294,277

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary Dostyk LLP, held the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and holds a 100% interest in a mineral concession located in the State of Guerrero, Mexico.

Dostyk LLP - Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan

In January 2007, the Company entered in an agreement with Eureka Mining PLC, a company registered in the United Kingdom, to acquire an ownership interest in the Dostyk Limited Liability Partnership, (the “Partnership” or “Dostyk”). The Partnership holds the exploration rights to explore 14,000 square kilometers in the Maykubensk area in the Pavodar Oblast of the Republic of Kazakhstan for precious and base metals.

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

During December 2009, the Company agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000. The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements. The agreement for the sale of the subsidiary for less than the $2,509,597 carrying value of the subsidiaries’ mineral property was an indication that the value of the mineral property has been impaired and capitalized costs of $1,009,597 were written off in 2009. The sale was concluded in 2010 and the purchase price of $1,500,000 was received in 2010. At March 31, 2010, $1,000,000 was still receivable and is shown as receivable from the sale of subsidiary on the consolidated balance sheet.

Mexico

On March 9, 2010, the Company signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora II (title No. 235480) mining concession located in the State of Guerrero, Mexico, to the Company, in consideration for $150,000 and 1,000,000 common shares of Cigma. Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2010, the Company’s wholly owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed the Assignment Agreement for the Aurora II mining concession between Alphamin’s wholly -owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining.

5.	Equipment

	March 31 2010	December 31 2009
Vehicles	$-	$73,428
Machinery and equipment	-	40,741
Other fixed assets	-	22,516
Total	-	136,685
Accumulated depreciation	-	(45,933)
Total	$-	$90,752

The majority of equipment held at December 31, 2009, was located in Kazakhstan and sold as part of the disposition of the subsidiary.

6.	Long-term Debt

The Company’s former subsidiary Dostyk had a loan payable to Eureka Mining PLC. The loan was unsecured, non-interest bearing with repayment to begin when the Company shall begin to generate profit as a direct or non-direct result of exploration. On March 15, 2007, the Company and Eureka signed an Assignment Agreement under which the Company assumed responsibility for repayment of all amounts due under the loan. No repayment of principal, interest and default interest has been made under the Agreement at December 31, 2009. The loan balance at December 31, 2009 was $942,293. The loan was assumed by Copperbelt AG as a result of the sale of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG.

7.	Stock Options

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

There were no stock options granted during 2010 and 2009 and none were outstanding at March 31, 2010 and December 31, 2009.

8.	Common Stock

The Company intends to finance activities by raising capital through the equity markets.
In March 2010, the Company issued 1,000,000 shares of common stock of the Company valued at $350,000 for a property acquisition in Mexico. The shares were issued to a company who resides outside the United States of America. The transactions were recorded at the exchange amount, being the trading price per published rates.

On August 24, 2012, the Company entered into a subscription agreement for 4,000,000 shares of common stock at a purchase price of $0.05 per share for gross aggregate proceeds of $200,000. Pursuant to the subscription agreement, the Investor has represented that they are not a U.S. person, as such term is defined in Regulation S.

In September 2012, the Company issued 1,000,000 shares of common stock of the Company valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount of the August 24, 2012 subscription agreement for 4,000,000 shares of common stock.

9.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a)
During the three months ended March 31, 2010, consulting fees of $30,000 (December 31, 2009 – $180,000) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)
Due to related party, as at March 31, 2010 and December 31, 2009 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

10.	Non-Cash Investing and Financing Activities

In March 2010, the Company issued 1,000,000 shares of common stock of the Company valued at $350,000 for a property acquisition in Mexico. The shares were issued to a company who resides outside the United States of America. The transactions were recorded at the exchange amount, being the value established and agreed to by the parties.

In September 2012, the Company issued 1,000,000 shares of common stock of the Company valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount of the August 24, 2012 subscription agreement for 4,000,000 shares of common stock.

11.	Subsequent Events

•	On August 24, 2012, the Company completed a private placement of 4 million common shares at $0.05 per share for total proceeds of $200,000. The shares were issued in September 2012.

•	In September 2012, the Company issued 1,000,000 shares of common stock of the Company in settlement of indebtedness amounting to $50,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2010, in comparison to the corresponding prior-year period. This MD&A has been prepared as of October 31, 2012. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2010 and 2009 (collectively, the “Financial Statements”), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2009 and the related annual MD&A included in the December 31, 2009, Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

For the purposes of preparing this MD&A, we consider the materiality of information. Information is considered material if: (i) such information results in, or would reasonably be expected to result in, a significant change in the market price or value of Cigma Metals Corporation’s shares; or (ii) there is a substantial likelihood that a reasonable investor would consider it important in making an investment decision or if it would significantly alter the total mix of information available to investors. Materiality is evaluated by reference to all relevant circumstances, including potential market sensitivity.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2010, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”), which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this 10-Q only, “we,” “us,” “our,” “Company,” and “our Company,” refer to Cigma Metals Corporation, a Florida corporation, and its consolidated subsidiaries.

Business Development

We were incorporated under the laws of the State of Florida on January 13, 1989, as “Cigma Ventures Corporation.” On April 17, 1999, we changed our name to “Cigma Metals Corporation” and are in the business of locating, acquiring, exploring and, if warranted, developing mineral properties.

Through our Mexican subsidiary, Exploraciones Cigma SA de CV (“Exploraciones Cigma”) we are engaged in the exploration of gold and silver mining properties located in the Mexico, and have not yet determined whether our properties contain mineral reserves that may be economically recoverable.

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

We currently have interest in six (6) properties, none of which contain any reserves. Please refer to “Description of Properties.” The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have not generated revenue and have experienced recurring losses from operations since inception, and have a working capital deficit. We will not generate revenues even if any of our exploration programs indicate that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future financings in order to maintain our operations and continue our exploration activities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are currently concentrating our property exploration activity on our interest located in Mexico.

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

Significant Developments For the Three Months Ended March 31, 2010 and Subsequent Events

For the three months ended March 31, 2010, we recorded exploration expenses of $100,000 compared to $6,000 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $100,000 (2009 - $6,000) and Russian Federation $0 (2009 - $0).

On March 9, 2010, we signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora II (title No. 235480) mining concession located in the State of Guerrero, Mexico, to us, in consideration for $150,000 and 1,000,000 shares of our common stock. Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2010, our wholly-owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed an assignment agreement for the Aurora II mining concession between Alphamin’s wholly owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining.

On August 1, 2012, we signed a property purchase agreement with Alphamin regarding the sale and transfer by Alphamin of a 100% interest in the Aurora (title No. 238662), Aurora Fraccion 1 (title No. 238663), La Huerta (title No. 231940), La Pastoria (title No. 232204), and Lupita (title No. 232725) mining concessions located in the State of Guerrero, Mexico, to us, in consideration for MXN $20,000. Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Aurora and Aurora Fraccion mining concessions.

On August 24, 2012, we entered into a subscription agreement for 4,000,000 shares of our common stock at a purchase price of $0.05 per share for gross aggregate proceeds of $200,000. The shares were issued to a company which resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S).

In September 2012, we issued 1,000,000 shares of our common stock valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S).The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties

Properties

Office Premises

We conduct our activities from our principal and technical office located at Mision Santa Ana 5232, Fracc. Las Misiones CP 82133, Mazatlan, Sinaloa, Mexico. We believe that these offices are adequate for our purposes. The telephone number is +1 (669) 980-9176. Management believes that this space will meet our needs for the next 12 months. We do not own any real property or significant assets.

Mining and Exploration Properties

Our strategy is to concentrate our efforts on: (i) existing operations where an infrastructure already exists; (ii) properties presently being developed and/or in advanced stages of exploration which have potential for additional discoveries; and (iii) grass-roots exploration opportunities.

We are currently concentrating our property exploration activities in Mexico.

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

We currently have an interest in six (6) properties and are currently focusing our efforts on our property located in northern Guerrero State, Mexico. We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Former Properties

Russian Federation

Haldeevskaya License

On August 30, 2004, we signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera (“Geosphera”), a company registered in Russia, to form a partnership to explore the Haldeevskaya license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km east of the city of Tomsk. Geosphera will earn a 51% interest in the partnership by contributing the license for the Haldeevskaya area and the geological data. The license and the geological data have been valued at $52,000. The terms of the agreement provided that we were to earn a 49% interest in the partnership by paying $50,000. However, we increased our interest in the partnership to 80% (Geosphera - 20%) by funding $350,000 of exploration expenditures on the licensed property in 2004. Geosphera is the manager of the project.

Pursuant to the terms of the Joint Activity Agreement, and for the purpose of conducting further financing and exploration work, a company, HaldeyGold Ltd. (“HaldeyGold”), was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Haldeevskaya mineral exploration license along with all relevant geological data was transferred by the partnership to HaldeyGold on March 16, 2005. We have an 80% (Geosphera 20%) interest in HaldeyGold.

On April 22, 2005, December 31, 2005, July 7, 2006 and December 29, 2006, we and Geosphera agreed to amend the Haldeevskaya Joint Activity Agreement dated August 30, 2004 resulting in a revision of the 2006 exploration expenditure commitment from $460,000 to $289,743 and the 2005 exploration expenditure commitment from $300,000 to $250,000. We also agreed to fund $400,000 toward the 2007 HaldeyGold exploration budget. No funds were spent on the HaldeyGold project in 2007. Our investment in the HaldeyGold partnership interest is as follows: Capital invested - $981,387, Exploration expenses incurred - $796,261, write-down of investment in partnership interest - $185,126.

The Haldeevskaya exploration license (expired on December 31, 2007) covers an area of 576 km2 (57,600ha) and is located approximately 16 kilometres NE from Tomsk via paved highway. Excellent infrastructure is currently in place, including, maintained tarmac access roads, high tension power lines at 500 kilowatts per line, gravel vehicular access roads over the project area with close-spaced, 100 metre, cut lines over the target areas. The area is also close to the railheads in Tomsk, with links to the Trans Siberian Railway, and all infrastructures associated with a regional centre.

Geology of Haldeevskaya area is represented by the mid Devonian volcanogenic-sedimentary sediments of the Mitrofan suite, terrigenous sediments of the Jurginsk, Pachinsk, Salamat suites of upper Devonian, and the Yarsk, Lagernosadsk stratus of the lower Carboniferous age. The rock formations are deformed into the linear folds with the north-north-eastern strike and they are cut by the series of longitudinal, lateral and diagonal fractures of different type and order. The area is located at the front zone of the Tomsk thrust above the granitoid intrusions that are inferred by geophysics. Dolerite and Monzonite dikes intrude Paleozoic rocks forming the series of dike zones with a north-western trend with an echelon-like arrangement of some dikes and their groups. Mineralization is focussed into areas associated with the thrusting. Towards the end of 19th and first half of the 20th centuries the region was one of the most prolific gold mining spots in Russia. The coarse gold was panned from the Tom river and the numerous drainage systems around the city of Tomsk. In late 1980 Geosphera made its first gold discoveries in hard rock. As a result of the geochemical and geophysical surveys a series of 6 highly prospective gold soil anomalies have been outlined Of the 6 large anomalies the area currently considered the most perspective are the Semiluzhenskoye, Verkhnekamensk and Sukhorechenskoye prospects. The Verkhnekamensk anomaly is located in the eastern part of the Haldeiskaja license on the tectonic contact between the clay shales and volcanics. As a result of the litho-geochemical, geological and geophysical studies, conducted by us, two mineralized zones of east-west strike have been outlined and plotted at 1:20,000. These zones were traced across the area for 3 kilometres with widths ranging from 250 to 700 meters. Within these zones 3 anomalies were found and appear prospective for gold mineralization. The first diamond drilling program has outlined vast areas of hydrothermal alteration, preliminary mineralogical investigations have discovered free gold in drill core from the upper part of the mineralization zone.

The Haldeevskaya exploration licence has expired on December 31, 2007.

Tugojakovsk License

On June 17, 2005, as amended December 31, 2005, July 7, 2006 and December 29, 2006, we signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) we acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and (2) we committed to finance the project in 2006 by providing $329,375 in accordance with an approved budget. We committed to finance the project in 2007 by providing $400,000 in accordance with an approved budget. Geosphera’s ownership interest cannot be reduced below 20%. Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts.

Pursuant to the terms of the Joint Activity Agreement, a company will be registered in the Russian Federation in order to conduct further financing and exploration work on the Tugojakovsk license area. Once the joint venture company is registered with the Ministry of the Russian Federation for Taxes and Levies, the Partnership will transfer the Tugojakovsk mineral exploration license along with all relevant geological data to the new joint venture company. We will have an 80% (Geosphera 20%) interest in the new company. The new company was not registered.

Our investment in the Tugojakovks project is as follows: Capital invested - $453,821, Exploration expenses incurred - $453,821.

The Tugojakovsk exploration license (expired December 1, 2009) covers an area of 164 km2 (16,400ha) and is located 25 kilometres SE from the regional centre of Tomsk via paved highway. An excellent infrastructure is in place including excellent sealed roads, close access to railheads and the infrastructure associated with the regional centre of Tomsk.

The geology of Tugojakovsk area is represented by the sedimentary rock formations of Carboniferous age composed of carbonaceous shales, siltstones and sandstones united under the common term “black shale.” The rocks are deformed into linear folds and cut by the series of longitudinal, lateral and diagonal faults. The dolerite and monzonite dikes intrude Palaeozoic rocks forming a series of dike zones controlling quartz stock works with gold mineralization.

The Baturinsk occurrence, located within the Tugojakovsk license is composed of a series silicified shear zones (mylonite zones) consisting of numerous, locally intense, small quartz veinlets carrying gold. The surrounding geological units are composed of mineralised carbonaceous shales. In 2006 there have been drilled 1,900 metres of core drilling. The gold mineralization zone, which is available on surface, was not intercepted by the drill holes. We made the decision to discontinue further expenditures on this licence area (Report 10-K of 2006).

The Tugojakovsk exploration license expired on December 1, 2009.

Republic of Kazakhstan

Maykubinsk Exploration and Mining License

Figure 1 - Astana is an important regional centre for the project infrastructure both as an international airport and as the location of all the exploration/mining authorities.

Through our wholly-owned subsidiary, Dostyk, (sold in 2010) we held a high potential Maykubinsk exploration and mining license (the “Maykubinsk License”) located in Pavlodar Oblast Region in Kazakhstan. According to Kazakhstan Mining Law an exploration and mining licence (also called a Contract with the Government) could be obtained by any private or corporate body, including those with 100% of foreign ownership, through an open tender published by government. If the licence is already issued then it could be acquired through direct negotiations with the owner and re-registered by State authorities. We acquired Dostyk from Eureka Mining Ltd (“Eureka”), a UK based public company.

The Dostyk acquisition steps were as follows:

We acquired 100% of the shares of Dostyk through a share purchase agreement with Eureka in following steps and conditions:

•	On January 27, 2007, we were granted 51% interest in Dostyk in return for a commitment to spend US$300,000 for exploration pursuant to the Maykubinsk Licence;
•	We obtained the rights to a further 20% interest in Dostyk by spending an additional US$700,000 for exploration pursuant to the Maykubinsk Licence;
•	We obtained the rights to a further 19% interest in Dostyk by spending an additional US$1,000,000 for exploration pursuant to the Maykubinsk Licence, to increase our interest in Dostyk to 90%; and
•	We paid Eureka US$400,000 to obtain the remaining 10% interest in Dostyk.

Figure 2

The Dostyk property (figure 2) originally covered an area of 14,000 square kilometres (1,400,000ha) in northern Kazakhstan in a region which has been producing gold and base metals (including zinc, copper, nickel and lead) for decades in various geological environments. Geologically the area comprises granites, granodiorite and monzonite with associated continental volcanogenic formations, island arc formations and mafic and felsic intrusives. Currently, over 130 known mineral occurrences occur on the property, and we had selected 2 targets as the focus of our 2009 exploration campaign.

The licence area has a well-developed infrastructure including a network of railways and power lines that service the needs of the entire country and parts of the Urals in neighbouring Russia. Access to any of the exploration prospects is available through the year by sealed, gravel or dirt roads of good quality. Water sources are represented by number of abandoned coaleries and fresh water lakes in vicinity to exploration prospects.

The economy of the region is predicated on mining, power generation and agriculture. Mining consists of giant coal mining at Karaganda, Ekibastuz and Maikube, mining of polymetallic, gold-rich volcanogenic massive sulphide deposits at Abyz, Maikain, Alpys and Souvenir. Roads and trails criss-cross the region to serve the agriculture and mining areas. Numerous high-tension power lines radiate out of several power generation stations in Ekibastuz to serve Kazakhstan and for power export to Russia.

Regional Geology and mineralization

Central Kazakhstan’s geological structure is represented by strong folded and dislocated Cambrian-Ordovician submarine volcanic and sedimentary rocks, covered by Silurian-Devonian sediments and Devonian felsitic volcanic suites with a whole series of stocks, dikes and sills of various ages. Late Paleozoic rocks are represented by Carboniferous and Jurassic marine and continental suites.

Mineral deposits are related in time and space to the various lithologies:

•	Gold-rich volcanogenic massive sulphide deposits associated with Ordovician submarine volcanic rocks.
•	Porphyry gold-copper deposits associated with altered sub-volcanic dioritic intrusives presumable of Ordovician age.
•	Epithermal gold deposits associated with quartz veins and quartz-sulphide stockworks in Ordovician, Devonian and Permian intrusives of diorite to granite composition.
•	Lead-zinc mineralization associated with Silurian-Devonian siltstone and carbonate beds.
•	Coal deposits associated with Carboniferous marine and deltaic sedimentary rocks.
•	Titanium and zirconium-rich sands in Late Carboniferous beach sands.

•	Bauxite and nickel laterite deposits formed from modern weathering of Paleozoic limestones and Cambrian ultramafic rocks.

License and Contract commitments

The Maykubinsk Licence (license #785) was for an original area of 14,000 square kilometres (1,400,000ha) in Central Kazakhstan was issued on January 8, 1996. In accordance with new legislation the Maykubinsk Licence was converted on October 11, 2001 to Subsoil Contract # 759 with exploration and mining rights valid until Jan 8 2021. We can extend the mining term until full depletion of mineral resources. The Maykubinsk Licence was issued to Dostyk. The exploration term expired on December 31, 2009, and Dostyk currently submitted to the Kazakhstan Authorities an application for exploration extension until December 2011.

In accordance with Kazakhstan regulations, an exploration ground proved to be barren for further exploration should be returned to the state by end of each year. At the end of 2008, Dostyk had retained 2,774 sq. km (274,400ha) of exploration ground. The remaining territory will be returned to the state by December 2011, except for areas which Dostyk would claim as commercial discoveries i.e. those prospects on which Kazakh style resources of C1-C2 categories would be proved. No maintenance or any other fees and payments are required to retain the Maykubinsk Licence. No production sharing arrangements have been entered into relating to the property controlled by. A royalty interest is payable to be the State once Dostyk goes into production. The royalty rate for mineral deposits in Kazakhstan range from 0.3% to 3.0% in different projects and is subject to a feasibility study and direct negotiations with the State authority. We are the sole owner of Dostyk, i.e. nobody has any claims or interest in Dostyk except for us.

In order to retain exploration and mining rights and to convert the exploration licence/contract into a mining licence Dostyk should by end of the exploration term, December 31, 2010, submit and prove to the State Resources Commission of Kazakhstan a Report of C1-C2 Mineral Resources. By doing so, Dostyk will receive exclusive and irrevocable rights for mining of the mineral resources proved with the government of Kazakhstan.

The surface of the Maykubinsk Licence area is represented by poor-quality pastoral ground with quite spare life stock on it. According to Kazakhstan law, the sub-soil contract prevails above surface agricultural or other facilities. However, Dostyk is required every year to obtain an exploration permit from local authorities.

Exploration Work In 2009

The exploration work has been supervised by Kinta’s Mining Management Pty Ltd, an Australian company, providing exploration and mineral resource service in Central Asia.

The quality control of drilling, sampling, assaying has been carried out on site by Micromine Ltd, an Australian Resource company and by Alex Stewart Laboratories, an internationally accredited UK company with laboratory in Kyrgyzstan. Dostyk assays 100% of its samples in this lab.

During the year ended December 31, 2009, we expended $623,794 relating to the Dostyk project.

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

Figure 3

Figure 4

In 2009, we continued the exploration program on the Quartzite Gorka Prospect (figures 5 & 6), targeting the western extension of gold-copper mineralization zone and its extension to depth direction. 5 holes have been drilled for a total of 1,520 meters. The drilling results have revealed a pinch out of mineralization in northwest direction with reduced zone width zone and decreased values of the gold (0.3g/t) and copper (0.1%).

Figure 5

Figure 6

The following tables delineate the work done, and associated costs, for the two properties in 2009:

Berezki East
Type of work	Volume		US$
Drill holes	drill holes	6
Meters drilled	m	1,830	183,000
samples treatment	sample	1,750
Fire assays	assay	1,710	41,000
IP assays	assay	1,050
Metallurgical test			34,000
Data processing & administration			59,000
Wages -geological staff			49,000
Berezki East total			366,000
Budget 2010	3 drill holes for 1300m, 1,100 assays		200,000

Quartzite Gorka
Type of work	Volume		US$
Drill holes	drill holes	5
Meters drilled	m	1,520	152,000
Samples treatment	sample	1,430
Fire assays	assay	1,400	22,000
IP assays	assay	1,050
Data processing & administration			61,000
Wages - geological staff			48,000
Quartzite Gorka total			283,000
Budget 2010	4 drill holes for 1400m, 1,200 assays		300,000

During December 2009, we agreed to sell our ownership interest in our Kazakhstan subsidiary to a third party for $1,500,000. The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements. The agreement for the sale of the subsidiary for less than the $2,509,597 carrying value of the subsidiaries’ mineral property was an indication that the value of the mineral property has been impaired and capitalized costs of $1,009,597 were written off in 2009. The sale was concluded in 2010 and the purchase price of $1,500,000 was received in 2010.

Current Properties

Mexico

We hold six (6) mining concessions located in Guerrero State, Mexico. They are 100% owned by our Mexican subsidiary, Exploraciones Cigma, S.A. de C.V. The concessions define two Projects, the El Violín Project and the Pinzan Morado Project. The El Violín Project is centered on geographic co-ordinates 99º18’W, 17º20’ N and has a surface area of 4098 hectares. It is located 230 km south-southeast of Mexico City, D.F., and about 30 km southeast of Chilpancingo de Los Bravos, the State capital. The Pinzan Morado Project is centered on geographic co-ordinates 100º49’W, 18º18’ N, has a surface area of 91,559 hectares and is located 165 km northwest of Chilpancingo.

Mining Concessions that define the “El Violín” Project, Municipios of Mochitlán and Quechultenango, Guerrero, Mexico (1:50,000 INEGI map sheets E14C38, E14C39).

Concession	Title Number	File Number	Title Date	Surface area in Ha.
La Huerta	231940	033/09856	05/23/08	1470.0246
La Pastoria	232204	033/09857	07/04/08	1207.8195
Lupita	232725	033/09832	10/15/08	1420.1978
Total				4098.0419

Mining Concessions that define the “Pinzan Morado” Project, Municipios of Coyuca de Catalán and Zirándaro Guerrero, Mexico (1:50,000 INEGI map sheets E14A74, E14A84). The concessions are subject to a 1.5% NSR, payable to Exploraciones La Plata, S.A. de C.V., the Mexican subsidiary of Alphamin.

Concession	Title Number	File Number	Title Date	Surface area in Ha.
Aurora II	235480	033/09795	12/04/09	1946.6488
Aurora	238662	033/09787	10/11/11	89558.6322
Aurora Fraccion I	238663	033/09787	10/11/11	54.1121
Total				91,559.3931

El Violín

El Violín overlaps part of the Mixteca Terrane of Southern Mexico. The basement of the Mixteca Terrane is the polydeformed Paleozoic Acatlán Metamorphic Complex. The metamorphic rocks are unconformably overlain by the Middle Jurassic Chapolapa Formation which consists of two members: (i) the Green Member, mainly consisting of andesitic volcanic rocks, and (ii) the Purple Member which consists of conglomerates, breccias, rhyolite tuff-breccias, dacite, zinc-rich massive sulfides, iron formations, slate and sandstone. The Purple Member grades upwards and laterally into Tecocoyunca Group sediments, consisting of conglomerate, redbed sandstone and mudstone. The Middle Jurassic rocks are unconformably overlain by conglomerates, limestones, sandstones and tuffs of the Early Cretaceous Zicapa Formation. These grade upwards into reef limestones of the Morelos Formation. Uplift in the latest Cretaceous-Tertiary resulted in deposition of Mexcala red bed sediments unconformably on top of the Morelos Limestone, and intrusion of continental granites with their related porphyry systems.

In 2001, the Servicio Geologico Mexicano published 1:50,000 geological maps and geochemical surveys for 1:50,000 maps E14C38 and E14C39. In 2007, El Violín Project was explored by Alphamin for porphyry systems (Lupita concession) and zinc-rich massive sulfide deposits (La Huerta and Pastoría concessions). Work completed includes stream sediment geochemistry, soil geochemistry, prospecting and rock geochemistry. Prior to the financial crisis of 2008, several promising targets for further exploration, including drilling, were identified.

Pinzan Morado

The Pinzan Morado Project overlaps part of the Zihuatanejo Subterrane of the Guerrero Terrane, a complex, shallow marine island-arc assemblage that ranges from Middle Jurassic to Late Cretaceous in age. Rocks of the Guerrero Terrane are prospective for several types of metallic mineral deposits, including volcanogenic massive sulfides, sedimentary exhalative deposits (SEDEX), porphyry deposits, iron skarns and the more recently recognized iron-oxide-copper gold deposits. The Pinzán Morado Project is centered on the Placeres de Oro intrusive complex, a late Cretaceous to Early Tertiary pluton 23 km long and 9 to 3 km wide that is genetically and spatially related to a significant porphyry gold-copper system. To the west, the pluton uplifts a window (10 km long by 1 to 3 km wide) of the middle Jurassic Carucuaro Metamorphic Complex, the hostrocks for pyritic gold veins mined by local gambusinos (independent miners) and processed at the Pinzán Morado facility. Elsewhere on the concession, the country rocks are mainly shallow marine sediments and limestones that host numerous iron-rich mineral occurrences.

In 2002, the Servicio Geologico Mexicano published 1:50,000 geological maps and geochemical surveys for 1:50,000 maps E14A74 and E14A84. In 2007, Alphamin completed stream sediment sampling of part of the Property after applying for the mineral rights. Several promising anomalies for gold and base metals were identified, but no further work was done.

Results of Operations

Three Months Ended March 31, 2010 (Fiscal 2010) versus Three Months Ended March 31, 2009 (Fiscal 2009)

For the three months ended March 31, 2010, we recorded a profit of $819,392 or $0.02 per share, compared to a loss of $207,652 or $0.00 per share in 2009.

General and administrative expenses – For the three months ended March 31, 2010, we recorded general and administrative expenses of $46,509 (fiscal 2009 - $201,652). The fiscal 2010 amount includes professional fees - accounting credit of $1,758 (fiscal 2009 - $0) and legal $9,231 (fiscal 2009 - $16,605). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2010 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the three months ended March 31, 2010, we recorded total exploration costs of $100,000 compared to $6,000 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Kazakhstan $100,000 (2009 - $6,000); Hadley Gold Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2009 - $0) and Tugojakovsk Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2009 - $0).

Depreciation expense – For the three months ended March 31 2010, we recorded depreciation expense of $0 compared to $5,906 in fiscal 2009.

Capital Resources and Liquidity

March 31, 2010 versus December 31, 2009:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. Our exploration properties are in the exploration stage, have not commenced commercial production and consequently we have no history of earnings or cash flow from our operations. As a result, we are reviewing our 2011/2012 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

We currently finance our activities primarily by the private placement of securities. There is no assurance that equity funding will be accessible to us at the times and in the amounts required to fund our activities. There are many conditions beyond our control which have a direct bearing on the level of investor interest in the purchase of our securities. We may also attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties; however, there is no assurance that any such activity will generate funds that will be available for operations. Debt financing has not been used to fund our property acquisitions and exploration activities and we have no current plans to use debt financing. We do not have “standby” credit facilities, or off-balance sheet arrangements and it does not use hedges or other financial derivatives. We have no agreements or understandings with any person as to additional financing.

At March 31, 2010, we had cash of $1,468 (December 31, 2009 - $52,609) and a working capital of $392,834 (December 31, 2009 working capital deficit - $1,164,762) respectively. Total liabilities as of March 31, 2010, were $1,162,752 as compared to $2,424,619 on December 31, 2009, a decrease of $1,261,867.

In March 2010, we issued 1,000,000 shares of common stock of our valued at $350,000 for a property acquisition in Mexico. The shares were issued to a company who resides outside the United States of America. The transactions were recorded at the exchange amount, being the trading price per published rates.

On August 24, 2012, we entered into a subscription agreement for 4,000,000 shares of common stock at a purchase price of $0.05 per share for gross aggregate proceeds of $200,000. Pursuant to the subscription agreement, the Investor has represented that they are not a U.S. person, as such term is defined in Regulation S.

In September 2012, we issued 1,000,000 shares of common stock valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount of the August 24, 2012 subscription agreement for 4,000,000 shares of common stock.

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $604,090 from operating activities in 2010. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $604,090 during the three months ended March 31, 2010 (2009 - $222,086). The following is a breakdown of cash used for operating activities:

•	depreciation and amortization of $0 (2009 - $5,906);
•	accrued interest on notes receivable $7,310 (2009 - $0);
•	gain on disposition of subsidiary $958,591 (2009 - $0);

Changes in prepaid expenses and other assets resulted in a decrease of $1,909 (2009 - decrease $451). There was an increase in accounts payable and accrued liabilities of $111,358 (2009 decrease of $105,300). There was an increase in accounts payable - related party of $29,152 (2009 increase of $84,509). There was a decrease in deposits of $450,000 compared to an increase of $0 in 2009.

Investing Activities: During the three months ended March 31, 2010 investing activities consisted of collections of notes receivable $100,000 (2009 - $0), proceeds from the disposition of subsidiary, net of cash disbursed of $452,949 (2009 - $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from the sale of common stock were $0 (2009 - $250,000) and loan proceeds were $0 (2009 - $95,120). In fiscal 2010, $942,293 in loans of the subsidiary was assumed by the purchaser of the subsidiary.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain our earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

Asset-Backed Commercial Paper

We have no asset-backed commercial paper.

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

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

We operate outside of the United States of America, primarily in Mexico and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

Share Capital

At October 26, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 26, 2012 (March 31, 2010 – 54,500,000 and December 31, 2009 – 53,500,000).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the three months ended March 31, 2010 and the subsequent to October 26, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in Note 2 of our December 31, 2009, Consolidated Financial Statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

Buildings and equipment are carried at cost (including development and preproduction costs, capitalized interest, other financing costs and all direct administrative support costs incurred during the construction period, net of cost recoveries and incidental revenues), less accumulated depletion and depreciation including write-downs. Following the construction period, interest, other financing costs and administrative costs are expensed as incurred.

On the commencement of commercial production, depletion of each mining property is provided on the unit-of-production basis, using estimated proven and probable reserves as the depletion basis.

Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

Depreciation for non-mining equipment is provided over the following useful lives:

•	Vehicles - 10 years;
•	Office equipment, furniture and fixtures – 2 to 10 years.

We review the carrying values of our buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets.

An impairment loss is measured and recorded based on discounted estimated future cash flows associated with values beyond proven and probable reserves and resources. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable future cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular property for which identifiable cash flows exist. Buildings and equipment utilized directly in commercial mining activities are depreciated, following the commencement of commercial production, over their expected economic lives using either the unit-of-production method or the straight-line method.

We account for our mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2010 and December 31, 2009, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.
We review the carrying values of our mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by us and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds our estimated net recoverable amount, provision is made for the decline in value.

The recoverability of the amounts recorded for mineral properties is dependent on the confirmation of economically recoverable reserves, confirmation of our interest in the underlying mineral claims, our ability to obtain the necessary financing to successfully complete their development and the attainment of future profitable operations or proceeds from disposition.

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

US GAAP requires us to consider at the end of each accounting period whether or not there has been an impairment of the capitalized property, plant and equipment. This assessment is based on whether factors that may indicate the need for a write-down are present. If we determine there has been impairment, then we would be required to write-down the recorded value of our property, plant and equipment costs which would reduce our earnings and net assets.

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

Other than as disclosed below, during the three months ended March 31, 2010 and the year ended December 31, 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the three months ended March 31, 2010, consulting fees of $30,000 (December 31, 2009 – $180,000) were paid to our directors and $41,624 of expenses incurred in 2008 and 2009 were reversed. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

CURRRENT OUTLOOK

General Economic Conditions

Current problems in credit markets and deteriorating global economic conditions have led to a significant weakening of exchange traded commodity prices in recent months, including precious and base metal prices. Volatility in these markets has also been unusually high. It is difficult in these conditions to forecast metal prices and demand trends for products that we would produce if we had current mining operations. Credit market conditions have also increased the cost of obtaining capital and limited the availability of funds. Accordingly, management is reviewing the effects of the current conditions on our business.

We anticipate that for the foreseeable future we will rely on the equity markets to meet our financing need. We will also consider entering into joint venture arrangements to advance our projects.

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2011/2012.

We are currently concentrating our exploration activities in Mexico and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

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
We will concentrate our exploration activities on our Mexican properties and examine data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage in Mexico and other South American countries. We are currently seeking to arrange financing so as to start fieldwork on the Mexican properties in 2013. Important components of the field program will include geological mapping, geochemistry and geophysical surveying to define drill targets. We are currently re-analyzing the historic property data of the six Mexican properties and detailed exploration plans will be drafted following the analysis.Additional employees will be hired on a consulting basis as required by the exploration properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. We place our cash with high credit quality financial institutions in Canada. We occasionally have cash deposits in excess of federally insured limits. We did not have funds deposited in banks beyond the insured limits as of March 31, 2010 and December 31, 2009. We have not experienced any losses related to these balances, and management believes our credit risk to be minimal. The notes receivable and the receivable from the sale of subsidiary relates to the sale in 2010 of our 100% interest in our Kazakhstan subsidiary to Copperbelt AG. We believe the credit risk with respect to the note receivable to be minimal.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

PART II.            OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter of the fiscal year covered by this report:

(i)	we did not modify the instruments defining the rights of our shareholders;
(ii)	no rights of any shareholders were limited or qualified by any other class of securities; and
(iii)	we have issued the following unregistered equity securities:

In March 2010, we issued 1,000,000 shares of common stock valued at $350,000 for a property acquisition in Mexico. The shares were issued to a company who resides outside the United States of America. The transactions were recorded at the exchange amount, being the trading price per published rates.

On August 24, 2012, we entered into a subscription agreement for 4,000,000 shares of common stock at a purchase price of $0.05 per share for gross aggregate proceeds of $200,000. Pursuant to the subscription agreement, the Investor has represented that they are not a U.S. person, as such term is defined in Regulation S.

In September 2012, we issued 1,000,000 shares of common stock valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount of the August 24, 2012 subscription agreement for 4,000,000 shares of common stock.

Item 3.	Defaults in Senior Securities

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of ours. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4	Mining Safety Disclosures

There are no current mining activities at the date of this report.

Item 5.	Other Information

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.	Exhibits

(a)	InIndex to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to our previous filings with the SEC which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-27355 99712713.

3.1.1	Certificate of Incorporation incorporated by reference to the registration statement on Form 10SB filed on September 16, 1999 (SEC File No. 000-27355 99712713).

3.1.2	Certificate of Amendment to the Certificate of Incorporation incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713).

3.2.1	By-laws incorporated by reference to the Form 10SB12G filed on September 16, 1999 (SEC File No. 000-27355 99712713).

10.1.1	Haldeevskaya Joint Activity Agreement dated August 30, 2004, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704).

10.1.2	Amendment to Haldeevskaya Joint Activity Agreement dated April 22, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704).

10.1.3	Amendment to Haldeevskaya Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704).

10.1.4	Amendment to Haldeevskaya Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644).

10.2.1	Tugoyakovka Joint Activity Agreement dated June 17, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704).

10.2.2	Amendment to Tugoyakovka Joint Activity Agreement dated December 31, 2005, incorporated by reference to the Form 10-KSB filed on June 6, 2006 (SEC File No. 000-27355-06888704).

10.2.3	Amendment to Tugoyakovka Joint Activity Agreement dated July 7, 2006, incorporated by reference to the Form 10-QSB filed on August 14, 2006 (SEC File No. 000-27355-061028644).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Corporate Governance Principles, incorporated by reference to the registration statement on Form 10KSB filed on November 4, 2004 SEC File No. 000-27355 041117794).

* Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigma Metals Corporation
Registrant

/s/ Antonio Jaramillo	Dated: November 13, 2012
By:	Antonio Jaramillo
Title:	Chief Executive Officer and President (Principal Executive Officer Chief financial Officer, Principal Financial Officer, Principal Accounting Officer and Director)

/s/ Michelle Robinson	Dated: November 13, 2012
By:	Michelle Robinson
Title:	Director