Form 10-Q
period 2010-06-30
CIGMA METALS CORP
filed 2012-11-14
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Balance Sheets

June 30, 2010 and December 31, 2009
(Expressed in U.S. Dollars)	June 30	December 31
	(Unaudited) 2010	2009

ASSETS
Current
Cash	$33,303	$52,609
Notes receivable	262,296	-
Available-for-sale securities	299,021	224,846
Prepaid expenses and other assets	1,972	40,109
Total current assets	596,592	317,564

Equipment, net	-	90,752
Mineral properties	500,000	1,500,000
Total assets	$1,096,592	$1,908,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$126,250	$828,800
Accounts payable - related party	134,789	203,526
Deposit	-	450,000
Total current liabilities	261,039	1,482,326

Long-term debt	-	942,293
Total liabilities	261,039	2,424,619

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
54,500,000 (2009 - 53,500,000) common shares	5,450	5,350
Additional paid in capital	11,092,994	10,743,095
Accumulated deficit during the development stage	(10,380,115)	(11,137,482)
Accumulated other comprehensive income (loss)	117,224	(127,266)
Stockholders' equity	835,553	(516,303)

Total liabilities and stockholders' equity	$1,096,592	$1,908,316

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)	Cumulative
Consolidated Statements of Operations	January 13	Three months	Three months	Six months	Six months
(Expressed in U.S. Dollars)	1989 (inception)	Ended	Ended	Ended	Ended
(Unaudited)	June 30	June 30	June 30	June 30	June 30
	2010	2010	2009	2010	2009
Expenses
Administrative and general	$877,073	$14,292	$63,399	$-	$185,561
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-	-	-
- HaldeyGold Project - other	185,126	-	-	-	-
- Tugojakovsk Project	453,821	-	-	-	-
- Kazakhstan	5,077,672	-	-	100,000	6,000
Impairment of mineral properties	1,009,597	-	-	-	-
Interest, bank charges and foreign currency exchange (gains) losses	103,349	(116)	619	1,086	1,337
Professional fees	755,255	44,475	4,012	43,681	20,617
Property investigation costs	119,717	-	-	-	-
Management and consulting fees	1,990,841	8,360	51,491	68,753	113,658
Loss before other items	11,368,712	67,011	119,521	213,520	327,173
Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	-	-	-
Gain (loss) on sale of assets	(12,342)	-	-	-	-
Gain (loss) on sale of available-for-sale securities	-	-	-	-	-
Gain (loss) on disposition of subsidiary	958,591	-	-	958,591	-
Interest income	250,390	4,986	-	12,296	-
Total other income (loss)	857,858	4,986	-	970,887	-
Net income (loss) before non-controlling interest	(10,510,854)	(62,025)	(119,521)	757,367	(327,173)
Non-controlling interest	130,739	-	-	-	-
Net income (loss) for the period	$(10,380,115)	$(62,025)	$(119,521)	$757,367	$(327,173)
Basic and diluted income (loss) per share		$(0.00)	$(0.00)	$0.01	$(0.01)
Weighted average number of common shares outstanding		54,500,000	49,600,000	54,127,778	49,075,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to June 30, 2010
(Expressed in U.S. Dollars)

						Accumulated	Accumulated	Total
			Additional	Advances for	Compre-	(deficit) during	other	stockholders'
	Common stock		paid-in	Stock	hensive	exploration	comprehensive	equity
	Shares	Amount	capital	Subscriptions	(loss)	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,000)	(1,000)	-	(1,000)
Total comprehensive (loss)					$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800	-		(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(600)	(600)	-	(600)
Total comprehensive (loss)					$(600)

Balance, December 31, 1998	14,000,000	1,400	200	-		(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(141,392)	(141,392)	-	(141,392)
Total comprehensive (loss)					$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800	-		(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(211,182)	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)	(77,734)
Total comprehensive (loss)					$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800	-		(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(25,510)	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)	(17,803)
Total comprehensive (loss)					$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800	-		(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(20,943)	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407	48,407
Total comprehensive (loss)					$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800	-		(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(17,631)	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)	(3,723)
Total comprehensive (loss)					$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(657,031)	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)	(31,020)
Total comprehensive (loss)					$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000		(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(888,224)	(888,224)	-	(888,224)

- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	-	81,873	-	81,873	81,873
Total comprehensive (loss)					$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000		(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,545,617)	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)	(15,488)
Total comprehensive (loss)					$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-		(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	-	(137,000)
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(1,909,808)	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)	(73,864)
Total comprehensive (loss)					$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,475	-		(5,418,938)	(81,251)	1,314,256
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(3,482,650)	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746	18,746

- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)	(43,593)
Total comprehensive (loss)					$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,723,477	158		(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	-	(450,000)
- cash in February 2009	500,000	50	99,950					100,000
- cash in March 2009	1,000,000	100	199,900	-				200,000
- cash in July 2009	3,900,000	390	1,169,610	-				1,170,000
- cash in								-
Components of comprehensive income (loss)
- Net (loss) for the period					(2,235,894)	(2,235,894)		(2,235,894)
- Cumulative translation adjustment					(197,162)		(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994	175,994
					$(2,257,062)
Balance, December 31, 2009	53,500,000	5,350	10,743,095	-		(11,137,482)	(127,266)	(516,303)

Issuance of common stock for
- for mineral property rights on March 31, 2010	1,000,000	100	349,899	-				349,999
Components of comprehensive income (loss)
- Net income for the period					757,367	757,367		757,367
- Cumulative translation adjustment					170,315		170,315	170,315
- Unrealized gains (losses) on available-for-sale securities					74,175		74,175	74,175
					$1,001,857
Balance, June 30, 2010	54,500,000	$5,450	$11,092,994	$-		$(10,380,115)	$117,224	$835,553

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Six months	Six months
Consolidated Statements of Cash Flows	1989 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to June 30, 2010	June 30	June 30
(Unaudited)	2010	2010	2009
Cash flows used in operating activities
Net income (loss) for the period	$(10,380,115)	$757,367	$(327,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	10,977
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(12,296)	(12,296)	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	-	-	-
- gain on disposition of subsidiary	(958,591)	(958,591)	-
- impairment of mineral properties	1,009,597	-	-
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	-
- decrease (increase) in prepaid expenses and other assets	(26,461)	2,468	7,625
- increase (decrease) in accounts payables and accrued liabilities	212,028	(842,466)	(86,376)
- increase (decrease) in accounts payables related party	134,789	(68,737)	134,386
- increase (decrease) in deposits	-	(450,000)	-
Net cash used in operating activities	(8,056,064)	(1,572,255)	(260,561)

Cash provided by (used in) investing activities
- collections on notes receivable	100,000	100,000	-
- purchase equipment	(217,093)	-	-
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash deposit	1,452,949	1,452,949	-
- investment in available-for-sale securities	(329,977)	-	-
- proceeds from disposition of marketable securities	-	-	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,400,000)	-	-
Net cash provided by (used in) investing activities	(2,674,716)	1,552,949	-

Cash flows from financing activities
- issuance of common stock	10,170,001	-	250,000
- loan proceeds	1,160,255	-	106,805
- loan payments	(633,396)	-	-
Net cash provided by financing activities	10,696,860	-	356,805

Effect of exchange rate changes on cash and cash equivalents	67,223	-	(107,021)
Increase in cash and cash equivalents	33,303	(19,306)	(10,777)
Cash and cash equivalents, beginning of period	-	52,609	29,247
Cash and cash equivalents, end of period	$33,303	$33,303	$18,470

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$-	$-
Income taxes paid		$-	$-

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,572,255 from operating activities in 2010.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at June 30, 2010 and 2009.

d)	Note receivable

The asset is a non-derivative financial asset resulting from the January 2010 sale of the Company’s 100% interest in its Kazakhstan subsidiary, Dostyk LLP, to Copperbelt AG and is stated at fair value. The $250,000 note bears interest at 8.0%, due on demand and is unsecured. Subsequent to the March 31, 2010 quarter end, the Company collected $100,000 and the remainder of the note along with the accrued interest, $177,442 was converted into 272,989 common shares of Copperbelt AG in August 2011 at $0.65 per share. At each reporting date the Company assesses whether there is any objective evidence that a financial asset is impaired. A financial asset is deemed to be impaired, if, and only if, there is objective evidence of impairment as a result of one or more events that has occurred after the initial recognition of the asset and that event has an impact on the estimated future cash flows of the financial asset.

e)	Marketable securities

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally all of the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three small cap publicly traded companies at June 30, 2010 and 2009, respectively, and are stated at fair value. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2010 and 2009, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Interest expense was approximately $466 in 2010 (2009 - $0) respectively.

i)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in the Mexican Peso. The Mexican Peso to U.S. dollar exchange rate at June 30, 2010 was U.S. $0.0779 to 1 Peso.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency foreign exchange loss in the consolidated statements of operations and were not material in 2010 or 2009 or in the cumulative period ending June 30, 2010.

j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits. The Company did not have funds deposited in banks beyond the insured limits as of June 30, 2010 and 2009. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The note receivable relates to the sale in 2010 of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG. The Company believes the credit risk with respect to the note receivable to be minimal.

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

	June 30, 2010	December 31, 2009
Components of comprehensive income (loss)
Net income (loss) for the period	$757,367	$(2,235,894)
Foreign currency translation adjustments	170,315	(197,162)
Unrealized gains/(losses) on available-for-sale securities	74,175	175,994
Total comprehensive income (loss)	$1,001,857	$(2,257,062)

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

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2010 and 2009 because there were no potentially dilutive securities outstanding at June 30, 2010 and 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at June 30, 2010 and December 31, 2009, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. A reconciliation of the Available-for-sale securities is included in Note 3.

q)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Available-for-sale securities

	Cost $	Other-than – temporary losses $	Gross unrealized gains $	Gross unrealized losses $	Accumulated unrealized gains/(losses) $	Market value $
December 31, 2008	181,797	-	46,325	(179,270)	(132,945)	48,852
Change in year	-	-	176,807	(813)	175,994	175,994
December 31, 2009	181,797	-	223,132	(180,083)	43,049	224,846
Change in period	-	-	(14,764)	88,939	74,175	74,175
June 30, 2010	181,797	-	208,368	(91,144)	117,224	299,021

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary Dostyk LLP, held the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and holds, through its wholly owned subsidiary, Exploraciones Cigma S.A. de C.V., a 100% interest in a mineral concession located in the State of Guerrero, Mexico.

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

During the six month period ended June 30, 2008, the Company acquired an additional 10% interest in Dostyk for a purchase price of $400,000. At that date, the balance of non-controlling interest was in excess of the purchase price by $166,499. This amount was credited against the capitalized balance in mineral properties. As of that date, the Company owned 100% of Dostyk.

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

5.	Equipment

	June 30 2010	December 31 2009
Vehicles	$-	$73,428
Machinery and equipment	-	40,741
Other fixed assets	-	22,516
Total	-	136,685
Accumulated depreciation	-	(45,933
Total	$-	$90,752

The majority of equipment held at December 31, 2009, was located in Kazakhstan and sold as part of the disposition of the subsidiary.

6.	Long-term Debt

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

There were no stock options granted during 2010 and 2009 and none were outstanding at June 30, 2010 and December 31, 2009.

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

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a)
During the six months ended June 30, 2010, consulting fees of $30,000 (December 31, 2009 – $180,000) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)
Due to related party, as at June 30, 2010 and December 31, 2009 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

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

General

This portion of the Quarterly Report provides management’s discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the six months ended June 30, 2010, in comparison to the corresponding prior-year period. This MD&A has been prepared as of October 31, 2012. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the six months ended June 30, 2010 and 2009 (collectively, the “Financial Statements”), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2009 and the related annual MD&A included in the December 31, 2009, Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the six months ended June 30, 2010, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Significant Developments For the Six Months Ended June 30, 2010 and Subsequent Events

For the six months ended June 30, 2010, we recorded exploration expenses of $100,000 compared to $6,000 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $100,000 (2009 - $6,000) and Russian Federation $0 (2009 - $0).

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

Through our wholly-owned subsidiary, Dostyk (sold in 2010), we held a high potential Maykubinsk exploration and mining license (the “Maykubinsk License”) located in Pavlodar Oblast Region in Kazakhstan. According to Kazakhstan Mining Law an exploration and mining licence (also called a Contract with the Government) could be obtained by any private or corporate body, including those with 100% of foreign ownership, through an open tender published by government. If the licence is already issued then it could be acquired through direct negotiations with the owner and re-registered by State authorities. We acquired Dostyk from Eureka Mining Ltd (“Eureka”), a UK based public company.

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

Mining Concessions that define the “Pinzan Morado” Project, Municipios of Coyuca de Catalán and Zirándaro Guerrero, Mexico (1:50 000 INEGI map sheets E14A74, E14A84). The concessions are subject to a 1.5% NSR, payable to Exploraciones La Plata, S.A. de C.V., the Mexican subsidiary of Alphamin.

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

In 2002, the Servicio Geologico Mexicano published 1:50 000 geological maps and geochemical surveys for 1:50,000 maps E14A74 and E14A84. In 2007, Alphamin completed stream sediment sampling of part of the Property after applying for the mineral rights. Several promising anomalies for gold and base metals were identified, but no further work was done.

Results of Operations

Six Months Ended June 30, 2010 (Fiscal 2010) versus Six Months Ended June 30, 2009 (Fiscal 2009)

For the six months ended June 30, 2010, we recorded a profit of $757,367 or $0.01 per share, compared to a loss of $327,173 or $0.01 per share in 2009.

General and administrative expenses – For the six months ended June 30, 2010, we recorded general and administrative expenses of $213,520 (fiscal 2009 - $327,173). The fiscal 2010 amount includes professional fees - accounting $35,717 (fiscal 2009 - $4,012) and legal $16,231 (fiscal 2009 - $16,605). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2010 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the six months ended June 30, 2010, we recorded total exploration costs of $100,000 compared to $6,000 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Kazakhstan $100,000 (2009 - $6,000); Hadley Gold Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2009 - $0) and Tugojakovsk Project located in the Tomsk Oblast region of the Russian Federation totalled $0 (2009 - $0).

Depreciation expense – For the six months ended June 30 2010, we recorded depreciation expense of $0 compared to $10,977 in fiscal 2009.

Capital Resources and Liquidity

June 30, 2010 versus December 31, 2009:

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

At June 30, 2010, we had cash of $33,303 (December 31, 2009 - $52,609) and a working capital of $335,553 (December 31, 2009 working capital deficit - $1,164,762) respectively. Total liabilities as of June 30, 2010, were $261,039 as compared to $2,424,619 on December 31, 2009, a decrease of $2,163,580.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $1,572,255 from operating activities in 2010. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2010 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $1,572,255 during the six months ended June 30, 2010 (2009 - $260,561). The following is a breakdown of cash used for operating activities:

•	depreciation and amortization of $0 (2009 - $10,977);
•	accrued interest on notes receivable $12,296 (2009 - $0);
•	gain on disposition of subsidiary $958,591 (2009 - $0);

Changes in prepaid expenses and other assets resulted in a decrease of $2,468 (2009 - decrease $7,625). There was a decrease in accounts payable and accrued liabilities of $842,466 (2009 decrease of $86,376). There was a decrease in accounts payable - related party of $68,737 (2009 increase of $134,386). There was a decrease in deposits of $450,000 compared to an increase of $0 in 2009.

Investing Activities: During the six months ended June 30, 2010 investing activities consisted of collections of notes receivable $100,000 (2009 - $0), proceeds from the disposition of subsidiary, net of cash disbursed of $1,452,949 (2009 - $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from the sale of common stock were $0 (2009 - $250,000) and loan proceeds were $0 (2009 - $106,805). In fiscal 2010, $942,293 in loans of the subsidiary was assumed by the purchaser of the subsidiary.

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

Share Capital

At October 26, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 26, 2012 (June 30, 2010 – 54,500,000 and December 31, 2009 – 53,500,000).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the six months ended June 30, 2010 and the subsequent to October 26, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at June 30, 2010 and December 31, 2009, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.
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

Other than as disclosed below, during the six months ended June 30, 2010 and the year ended December 31, 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the six months ended June 30, 2010, consulting fees of $30,000 (December 31, 2009 – $180,000) were paid to our directors and $41,624 of expenses incurred in 2008 and 2009 were reversed. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2010.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. We place our cash with high credit quality financial institutions in Canada. We occasionally have cash deposits in excess of federally insured limits. We did not have funds deposited in banks beyond the insured limits as of June 30, 2010 and December 31, 2009. We have not experienced any losses related to these balances, and management believes our credit risk to be minimal. The notes receivable and the receivable from the sale of subsidiary relates to the sale in 2010 of our 100% interest in our Kazakhstan subsidiary to Copperbelt AG. We believe the credit risk with respect to the note receivable to be minimal.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of June 30, 2010, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2009. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of June 30, 2010, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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