Form 10-K
period 2010-12-31
CIGMA METALS CORP
filed 2012-11-14
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number:                                                      0-27355

CIGMA METALS CORPORATION
(Exact Name of registrant as specified in its charter)

Florida	98-0203244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle/ Zurbano 46, 2C, Madrid, Spain	28010
(Address of principal executive offices)	(Zip Code)

(+34) 91 4516157
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

Common stock, par value $0.0001 per share	Pink Sheets
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”).
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,552,090 as of June 30, 2010 ($14,710,510 as of June 30, 2009).

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,500,000 shares of common stock were outstanding as of October 31, 2012.

Documents incorporated by reference: None

Index

PART I
BUSINESS

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2010, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”), including those set forth under “Risk Factors” in this Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” and “our Company,” refer to Cigma Metals Corporation, a Florida corporation, and its consolidated subsidiaries.

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

Index

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

Our properties are in the exploration stage only and are without a known body of mineral reserves. Development of the properties will follow only if satisfactory exploration results are obtained. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercially viable bodies of mineralization. The long-term profitability of our operations will be, in part, directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Please refer to “Item 1A. Risks Factors.”

Significant Developments in Fiscal 2010 and Subsequent Events

For the year ended December 31, 2010, we recorded exploration expenses of $100,000 compared to $623,794 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $100,000 (2009 - $623,794) and Russian Federation $0 (2009 - $0).

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

Index

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Vast areas of Mexico have been explored and in some cases staked through mineral exploration programs. Vast areas also remain unexplored. The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest. Additionally, in many more prospective areas, extensive literature is readily available with respect to previous exploration activities. These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies. We are also competitive with senior companies who are doing grass roots exploration. In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration. We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future. If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.

Our Management remains committed to building a portfolio of mineral exploration properties principally through their own efforts. We are one small company in a large competitive industry with many other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in Mexico.

Competition and Mineral Prices

Given the continual increase in the value of gold, silver and other base metals, the business of acquiring, developing and/or exploring mineral properties is more competitive than ever before. Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties. In order to compete with such companies, we need to raise additional capital. The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

As a mineral exploration company, we do not require sources of raw materials and do not have principal suppliers in the way which applies to manufacturing companies. Our raw materials are, in effect, mineral exploration properties which we may stake or acquire from third parties. Our management team seeks to assemble a portfolio of quality mineral exploration properties in Mexico. Initially, we will operate in the field with our president, Technical director and various consultants on an as needed basis. This will enable us to assemble a portfolio of properties through grass roots exploration and staking. We will also acquire new properties through option agreements where new properties can be acquired on favorable terms.

Index

Dependence on One or a Few Major Customers

We are in the business of mining exploration and do not currently have any proved reserves of any minerals; accordingly, we have no dependence on one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

We do not own any patents or trademarks. We are not party to any labor agreements or contracts. Licenses, franchises, concessions and royalty agreements are not part of our business.

Need for Government Approval of Principal Products or Services

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

The mining industry in Mexico is highly regulated. Our technical director has extensive industry experience and is familiar with government regulations respecting the initial acquisition and early exploration of mining claims in Mexico. We are required under law to meet government standards relating to the protection of land and waterways, safe work practices and road construction. We are unaware of any proposed or probable government regulations which would have a negative impact on the mining industry in Mexico. We propose to adhere strictly to the regulatory framework which governs mining operations in the Mexico.

Effect of Existing or Probable Governmental Regulations on Our Business.

Mexico

Legislation Affecting Mining

The Mining Law, originally published in 1992 and amended in 1996, 2005 and 2006, is the primary legislation governing mining activities in Mexico. Other significant legislation applicable to mining operations in Mexico includes the regulations to the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Fire Arms and Explosives, the General Law on Ecological Balance and Environmental Protection and regulations, and the Federal Law on Metrology and Standards.

The Concession System

Under Mexican law, mineral resources are property of the Mexican republic, and a mining concession, granted by the Executive branch of the federal government, is required for the exploration, exploitation and processing of mineral resources. Mining concessions may only be granted to Mexican individuals domiciled in Mexico or companies incorporated and validly existing under the laws of Mexico. Mexican companies that have foreign shareholders must register with the National Registry of Foreign Investments and renew their registration on an annual basis. Mining concessions grant rights to explore and exploit mineral resources but do not grant surface rights over the land where the concession is located. Mining concession holders are required to negotiate surface access with the land owner or holder (e.g. agrarian communities) or, should such negotiations prove unsuccessful, file an application with the courts to obtain an easement, temporary occupancy, or expropriation of the land, as the case may be. An application for a concession must be filed with the Mining Agency or Mining Delegation located closest to the area to which the application relates.

Index

Mining concessions have a term of 50 years from the date on which title is recorded in the Public Registry of Mining. Holders of mining concessions are required to comply with various obligations, including the payment of certain mining duties based on the number of hectares of the concession and the number of years the concession has been in effect. Failure to pay the mining duties can lead to cancellation of the relevant concession. Holders of mining concessions are also obliged to carry out and prove assessment works in accordance with the terms and conditions set forth in the Mining Law and its regulations. The regulations to the Mining Law establish minimum amounts that must be spent or invested on exploration and exploitation activities. A report must be filed in May of each year regarding the assessment works carried out during the preceding year. The mining authorities may impose a fine on the mining concession holder if one or more proof of assessment works reports is not timely filed.

Environmental Legislation

Mining development projects in Mexico are subject to Mexican federal, state and municipal environmental laws and regulations for the protection of the environment. The principal legislation applicable to mining projects in Mexico is the federal General Law of Ecological Balance and Environmental Protection, which is enforced by the Federal Bureau of Environmental Protection, commonly known as "PROFEPA". PROFEPA monitors compliance with environmental legislation and enforces Mexican environmental laws, regulations and official standards. If warranted, PROFEPA may initiate administrative proceedings against companies that violate environmental laws, which proceedings may result in the temporary or permanent closure of non-complying facilities, the revocation of operating licenses and/or other sanctions or fines. According to the Federal Criminal Code, PROFEPA must inform the relevant governmental authorities of any environmental crimes that are committed by a mining company in Mexico.

Concession holders may submit themselves to comply with the Mexican Official Norm: NOM-120-SEMARNAT-1997, which provides, among other things, that mining exploration activities to be carried out within certain areas must be conducted in accordance with the environmental standards set forth inNOM-120-SEMARNAT-1997; otherwise, concession holders are required to file a preventive report or an environmental impact study prior to the commencement of the exploration, exploitation and processing of mineral resources. However, an environmental impact study may not be necessary if the concessionaire files an application with the environmental authorities confirming the concessionaire's commitment to observe and comply with NOM-120-SEMARNAT-1997.

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

At the present time, our costs of compliance with environmental laws are minimal. In the event that claims which we may acquire in the future host a viable ore body, the costs and effects of compliance with environmental laws will be incorporated in the exploration plan for these claims. These exploration plans will be prepared by qualified mining engineers.

Number of Total Employees and Number of Full Time Employees

We do not have employees; we engage contractors and consultants to provide us with needed services. As of October 31, 2012, we had three (3) part-time contractors and consultants.

Item 1A.	Risk Factors

We are an exploration stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $10,219,833 for the period from our inception (January 13, 1989) through December 31, 2010, and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

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

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2010. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although we have completed several equity financings, the fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We have not timely filed our current reports on Form 8-K, our Quarterly Reports on Form 10-Q, and our Annual Reports on Form 10-K. Consequently, we were not compliant with the periodic reporting requirements under the Exchange Act. In addition, our failure to timely file those and possibly future periodic reports with the SEC could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders.

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

We currently have an interest or the right to earn an interest in one property, none of which have any reserves. Based on our exploration activities through the date of this Form 10-K, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our property and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-K.

Index

We will require substantial additional funding to continue the advancement of our exploration activities.

Exploration of our properties will require funding in excess of our current cash on hand and will require us to access the public markets. Access to public financing has been negatively impacted by the volatility in the credit markets, which may impact our ability to obtain equity or debt financing in the future and, if obtained, to do so on favorable terms. We cannot assure you that we will be able to obtain the necessary financing for the advancement of our current exploration activities.

We are subject to all the risks inherent to mineral exploration, which may have an adverse effect on our business operations.

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

It is possible that our title for the property in which we have an interest will be challenged by third parties.

We do not seek to confirm the validity of our rights to, title to, or contract rights with respect to, each mineral property in which we have a material interest and we cannot guarantee that title to our properties will not be challenged. Title insurance generally is not available for mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. We have not conducted surveys of all of the exploration properties in which we hold direct or indirect interests and, therefore, the precise area and location of these exploration properties may be in doubt. Accordingly, our mineral properties may be subject to prior unregistered agreements, transfers or claims, and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties, and the title to our mineral properties may also be impacted by state action.

In some of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction or imposition of partners could have a material adverse effect on our financial condition, results of operations and prospects.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. There may be valid challenges to the title of any of our claims that, if successful, could impair development and operations with respect to such properties in the future. A defect could result in our losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Mining concessions in Mexico may be terminated if the obligations of the concessionaire are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Ministry of Economy and to allow inspections by the Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply strictly with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Index

Our mining operations located in Mexico and are subject to various levels of political, economic, legal and other risks with which we have limited or no previous experience.

Our mining operations conducted in Mexico are exposed to various levels of political, economic, legal and other risks and uncertainties, including military repression; extreme fluctuations in currency exchange rates; high rates of inflation; labor unrest; the risks of war or civil unrest; local acts of violence, including violence from drug cartels; expropriation and nationalization; renegotiation or nullification of existing concessions, licenses, permits and contracts; illegal mining; acts of political corruption; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political conditions, currency controls and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

In the past, Mexico has been subject to political instability, changes and uncertainties, which have resulted in changes to existing governmental regulations affecting mineral exploration and mining activities. Mexico’s status as a developing country may make it more difficult for us to obtain any required funding for the expansion of our exploration of our current projects in Mexico, or other projects in in the future.

Our mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase the costs related to our Mexican operations or the maintenance of our properties. Changes, if any, in mining or investment policies or shifts in political attitude may adversely affect our operations and financial condition. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, currency remittance, income and other taxes, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. Expansion of our facilities will also be subject to the need to assure the availability of adequate supplies of water and power, which could be affected by government policy and competing operations in the area. The occurrence of these various factors and uncertainties cannot be accurately predicted and could have an adverse effect on our operations and financial condition.

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

All phases of our operations in Mexico, where one of our properties is located, will be subject to environmental regulations. Environmental legislation in Mexico is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. It is possible that future changes in environmental regulation will adversely affect our operations as compliance will be more burdensome and costly.

Because we have not allocated any money for reclamation of any of our mining claims, we may be subject to fines if the mining claims are not restored to its original condition upon termination of our activities.

Index

Our long-term profitability will be affected by changes in the prices of the metals we find on our properties, if any.

Our ability to establish reserves and develop our exploration properties, and our profitability and long-term viability, depend, in large part, on the market prices of silver, gold, zinc, lead, copper and other metals. The market prices for these metals are volatile and are affected by numerous factors beyond our control, including:

•	global or regional consumption patterns;
•	supply of, and demand for, silver, gold, zinc, lead, copper and other metals;
•	speculative activities and producer hedging activities;
•	expectations for inflation;
•	political and economic conditions; and
•	supply of, and demand for, consumables required for production of metals.

Future weakness in the global economy could increase volatility in metals prices or depress metals prices, which could in turn reduce the cash flow generated by our operations in Mexico.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Our future growth and profitability will likely depend, in large part, on the costs and results of our exploration programs, certain of our exploration portfolio properties, and other properties that we do not currently hold. Mineral exploration is highly speculative in nature and is frequently nonproductive. Substantial expenditures are required to:

•	establish mineral reserves through drilling and metallurgical and other testing techniques;
•	determine metal content and metallurgical recovery processes to extract metal from the ore;
•	determine the feasibility of mine development and production; and
•	construct, renovate or expand mining and processing facilities.

If we discover ore at a property, it usually takes several years from the initial phases of exploration until production is possible. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, we may not successfully acquire additional mineral rights, or our exploration programs may not result in proven and probable reserves at all or in sufficient quantities to justify developing any of our exploration properties.

The decisions about future development of projects may be based on feasibility studies, which derive estimates of reserves, operating costs and project economic returns. Estimates of economic returns are based, in part, on assumptions about future metal prices and estimates of average cash operating costs based upon, among other things:

•	anticipated tonnage, grades and metallurgical characteristics of ore to be mined and processed;
•	anticipated recovery rates of silver and other metals from the ore;
•	cash operating costs of comparable facilities and equipment; and
•	anticipated climatic conditions.

Actual cash operating costs, production and economic returns may differ significantly from those anticipated by our studies and estimates.

Lack of infrastructure could forestall or prevent further exploration and development.

Exploration activities, as well as any development activities, depend on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could adversely affect our operations, financial condition and results of operations.

Index

Our exploration activities are in countries with developing economies and are subject to the risks of political and economic instability associated with these countries.

We currently conduct exploration activities almost in Latin American and Central Asian countries with developing economies. These countries and other emerging markets in which we may conduct operations have from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting exploration activities in countries with developing economies, including:

•	political instability and violence;
•	war and civil disturbance;
•	acts of terrorism or other criminal activity;
•	expropriation or nationalization;
•	changing fiscal, royalty and tax regimes;
•	fluctuations in currency exchange rates;
•	high rates of inflation;
•	uncertain or changing legal requirements respecting the ownership and maintenance of mineral properties, mines and mining operations, and
•	inconsistent or arbitrary application of such legal requirements;
•	underdeveloped industrial and economic infrastructure;
•	corruption; and
•	unenforceability of contractual rights.

Changes in mining or investment policies or shifts in the prevailing political climate in any of the countries in which we conduct exploration activities could adversely affect our business.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other mineral mineralized material companies.

Mr. Antonio Jaramillo and Ms. Michelle Robinson, who serve as directors, may also be directors of other companies (including mineralized material exploration companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favourable terms on certain projects than we might have obtained if our directors were not also directors of other participating mineral mineralized materials companies. In an effort to balance their conflicting interests, our directors may approve terms equally favourable to all of their companies as opposed to negotiating terms more favourable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on performance of our senior management. In particular, our success depends on the continued efforts of Mr. Antonio Jaramillo and Ms. Michelle Robinson. The loss of their services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

Index

Our stockholders may suffer additional dilution to their equity and voting interests as a result of future financing transactions.

We will need external financing to support the exploration and, if warranted, development of our properties. Because we do not currently generate any revenues, and because debt financing is difficult to obtain for early stage mining operations, it is likely that we will seek such financing in the equity markets. If we were to engage in a private equity financing, or engage in a public equity offering, the current ownership interest of our stockholders would be diluted.

The value and transferability of our shares may be adversely impacted by the limited trading market for our shares.

There is only a limited trading market for our common stock on the Pink Sheets. This may make it more difficult for you to sell your stock if you so desire.

Our common stock is a penny stock and because “penny stock” rules will apply, you may find it difficult to sell the shares of our common stock.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a national securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the most risky equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker dealers to make a market in our stock.

Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stock and you are likely to have difficulty selling your shares.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

We are currently delinquent in our reporting requirements and, if we fail to file all our required reports in a timely manner the SEC may, without further notice, bring an administrative proceeding against us to revoke our registration under the Securities Act of 1934.

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

Index

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

Former Properties

Russian Federation

Haldeevskaya License

On August 30, 2004, we signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera (“Geosphera”), a company registered in Russia, to form a partnership to explore the Haldeevskaya license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km east of the city of Tomsk. Geosphera will earn a 51% interest in the partnership by contributing the license for the Haldeevskaya area and the geological data. The license and the geological data have been valued at $52,000. The terms of the agreement provided that we were to earn a 49% interest in the partnership by paying $50,000. However, we increased our interest in the partnership to 80% (Geosphera - 20%) by funding $350,000 of exploration expenditures on the licensed property in 2004. Geosphera was the manager of the project.

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

On April 22, 2005, December 31, 2005, July 7, 2006 and December 29, 2006, we and Geosphera agreed to amend the Haldeevskaya Joint Activity Agreement dated August 30, 2004, resulting in a revision of the 2006 exploration expenditure commitment from $460,000 to $289,743 and the 2005 exploration expenditure commitment from $300,000 to $250,000. We also agreed to fund $400,000 toward the 2007 HaldeyGold exploration budget. No funds were spent on the HaldeyGold project in 2007. Our investment in the HaldeyGold partnership interest is as follows: Capital invested - $981,387, Exploration expenses incurred - $796,261, write-down of investment in partnership interest - $185,126.

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

Index

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

Index

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

The economy of the region is predicated on mining, power generation and agriculture. Mining consists of giant coal mining at Karaganda, Ekibastuz and Maikube, mining of polymetallic, gold-rich volcanogenic massive sulfide deposits at Abyz, Maikain, Alpys and Souvenir. Roads and trails criss-cross the region to serve the agriculture and mining areas. Numerous high-tension power lines radiate out of several power generation stations in Ekibastuz to serve Kazakhstan and for power export to Russia.

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

Mineral deposits are related in time and space to the various lithologies:

•	Gold-rich volcanogenic massive sulfide deposits associated with Ordovician submarine volcanic rocks.
•	Porphyry gold-copper deposits associated with altered sub-volcanic dioritic intrusives presumable of Ordovician age.
•	Epithermal gold deposits associated with quartz veins and quartz-sulfide stockworks in Ordovician, Devonian and Permian intrusives of diorite to granite composition.
•	Lead-zinc mineralization associated with Silurian-Devonian siltstone and carbonate beds.
•	Coal deposits associated with Carboniferous marine and deltaic sedimentary rocks.
•	Titanium and zirconium-rich sands in Late Carboniferous beach sands.
•	Bauxite and nickel laterite deposits formed from modern weathering of Paleozoic limestones and Cambrian ultramafic rocks.

License and Contract commitments

The Maykubinsk License (license #785) was for an original area of 14,000 square kilometres (1,400,000ha) in Central Kazakhstan was issued on January 8, 1996. In accordance with new legislation the Maykubinsk Licence was converted on October 11, 2001 to Subsoil Contract # 759 with exploration and mining rights valid until Jan 8 2021. We can extend the mining term until full depletion of mineral resources. The Maykubinsk Licence was issued to Dostyk. The exploration term expired on December 31, 2009, and Dostyk currently submitted to the Kazakhstan Authorities an application for exploration extension until December 2011.

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

Index

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

Exploration Work 2009

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

Figure 5

Figure 6

Index

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

During December 2009, we agreed to sell our ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000. The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements. The agreement for the sale of the subsidiary for less than the $2,509,597 carrying value of the subsidiaries’ mineral property was an indication that the value of the mineral property has been impaired and capitalized costs of $1,009,597 were written off in 2009. The sale was concluded in 2010 and the purchase price of $1,500,000 was received in 2010.

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

Index

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

Item 3.	Legal Proceedings

We are not party to any litigation, and have no knowledge of any pending or threatened litigation against us.

Item 4.	Mining Safety Disclosures

There are no current mining activities at the date of this report.

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets Group Inc. “Pink Sheets.” The following table sets forth the high and low bid prices for our common stock for the calendar quarters indicated as reported by the Pink Sheets for the last two years. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. Our stock is also quoted on the Frankfurt Exchange under the symbols “C9K.FSE,” and “C9K.ETR” and on the Berlin-Bremen Exchange under the symbol “C9K.BER.”

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	$0.04	$0.04	$0.06	$0.03	(1)
2012 – Low	$0.03	$0.01	$0.01	$0.02	(1)
2011 – High	$0.15	$0.13	$0.10	$0.07
2011 - Low	$0.10	$0.04	$0.04	$0.02
2010 – High	$0.59	$0.44	$0.20	$0.15
2010 – Low	$0.21	$0.10	$0.10	$0.06
2009 – High	$0.40	$0.42	$0.65	$0.65
2009 – Low	$0.18	$0.21	$0.29	$0.21

(1) The high and low bid prices for our Common Stock for the Fourth Quarter of 2012 were for the period October 1, 2012 to October 26, 2012.

As of October 31, 2012, there were 18 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the development and growth of our business.

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

In July 2009, 3,900,000 common shares were authorized for issuance at $0.30 per share for cash proceeds of $1,170,000. The shares were issued to an individual and companies who reside outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S).

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

In September 2012, we issued 1,000,000 shares of our common stock valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America (in accordance with the exemption from registration requirements afforded by Regulation S). The transaction was recorded at the exchange amount of the August 24, 2012 subscription agreement for 4,000,000 shares of common stock.

Index

We did not make any repurchases of our securities during the fourth quarter of our fiscal year ended December 31, 2010, or the subsequent period through to October 31, 2012.

Transfer Agent

Our transfer agent is Interwest Transfer Co., Inc., having an office at 1981 Murray Holladay Toad, Suite 100, Salt Lake City, UT, USA 84117.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The stock is currently a “penny stock.” Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the stock if it becomes subject to these penny stock rules.

Rule 144

There were 59,500,000 shares of our common stock issued and outstanding at October 31, 2012, of which 14,500,000 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

In general, under Rule 144, subject to the satisfaction of certain other conditions, a person deemed to be one of the Company’s affiliates, who has beneficially owned restricted shares of common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if the common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater.

Rule 144 also permits a person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least nine months to sell such shares without restriction other than the requirement that there be current public information as set forth in Rule 144. To the extent that Rule 144 is otherwise available, this provision is currently applicable to all of the restricted shares. If a non-affiliate has held the shares for more than one year, such person may make unlimited sales pursuant to Rule 144 without restriction.

Index

The possibility that substantial amounts of the common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities. Please refer to “Item1A. Risk Factors.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the “Board”) and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board deems relevant.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes beginning on page F-1 in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Risk Factors" in this annual report on Form 10-K.

(A)    General

We are a mineral exploration company engaged in the exploration of base, precious metals and industrial minerals worldwide. We were incorporated under the laws of the State of Florida on January 13, 1989, under the name “Cigma Ventures Corporation”. We conduct our exploration and property acquisition activities through our head office which is located at Mision Santa Ana 5232, Fracc. Las Misiones CP 82133, Mazatlan, Sinaloa, Mexico +1 (669) 980-9176.

We had no revenues during fiscal 2010 and 2009. Funds raised in fiscal 2010 and 2009 were used for exploration of our properties and general administration.

(B)    Results of Operations

Year Ended December 31, 2010 (Fiscal 2010) versus Year Ended December 31, 2009 (Fiscal 2009)

For the year ended December 31, 2010, we recorded a profit of $917,649 or $0.02 per share, compared to a loss of $2,235,894 or $0.04 per share in 2009.

General and administrative expenses – For the year ended December 31, 2010, we recorded general and administrative expenses of $250,810 (fiscal 2009 - $602,503). The fiscal 2010 amount includes professional fees - accounting $78,467 (fiscal 2009 - $69,277) and legal $16,966 (fiscal 2009 - $18,283). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2010 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2010, we recorded total exploration costs of $100,000 compared to $623,794 in fiscal 2009. The following is a breakdown of the exploration expenses by property: Kazakhstan $100,000 (2009 - $623,794) and Mexico $0 (2009 - $0). Impairment of mineral properties $0 in 2010 (2009 - $1,009,597).

Index

Depreciation expense – For the year ended December 31, 2010, we recorded depreciation expense of $0 compared to $20,909 in fiscal 2009.

(C)    Capital Resources and Liquidity

December 31, 2010 versus December 31, 2009:

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

At December 31, 2010, we had cash of $223,334 (2009 - $52,609) and a working capital of $364,028 (2009 working capital deficit - $1,164,762) respectively. Total liabilities as of December 31, 2010, were $150,742 as compared to $2,424,619 on December 31, 2009, a decrease of $2,273,877.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $1,671,469 from operating activities in 2010. We require additional funds to meet its obligations and maintain its operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

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

Cash Flow

Operating activities: We used cash of $1,671,469 during the year ended December 31, 2010 (2009 - $765,617). The following is a breakdown of cash used for operating activities:

•	depreciation and amortization of $0 (2009 - $20,909);
•	accrued interest on notes receivable $19,901 (2009 - $0);
•	realized gain on sale of available for sale investments $289,967 (2009 - $0);
•	gain on disposition of subsidiary $958,591 (2009 - $0);
•	Impairment of mineral properties of $0 (2009 - $1,009,597).

Changes in prepaid expenses and other assets resulted in a decrease of $840 (2009 - decrease $18,506). There was a decrease in accounts payable and accrued liabilities of $802,761 (2009 decrease of $176,594). There was decrease in accounts payable - related party of $68,738 (2009 increase of $132,276). There was a decrease in deposits of $450,000 compared to an increase of $450,000 in 2009.

Investing Activities: During the year ended December 31, 2010 investing activities consisted of collections of notes receivable $200,000 (2009 - $0), purchase of equipment $0 (2009 - $660), proceeds from the disposition of subsidiary, net of cash disbursed of $1,452,949 (2009 - $0), proceeds from the disposition of marketable securities of $339,246 (2009 - $0) and acquisition of mineral property costs of $150,000 (2009 - $0).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from the sale of common stock were $0 (2009 - $1,020,000) and loan payments were $0 (2009 - $231,176). In fiscal 2010, $942,293 in loans of the subsidiary was assumed by the purchaser of the subsidiary.

Dividends

We have neither declared nor paid any dividends on our common stock. We intend to retain its earnings to finance growth and expand our operations and do not anticipate paying any dividends on our common stock in the foreseeable future.

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

Index

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

We operate outside of the United States of America, primarily in Mexico and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

Share Capital

At October 31, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 31, 2012 (December 31, 2011 – 54,500,000 and December 31, 2009 – 53,500,000).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the year ended December 31, 2010 and the subsequent to October 31, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in Note 2 of our December 31, 2010, Consolidated Financial Statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

We review the carrying values of its buildings and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. An impairment is considered to exist if total estimated future cash flows, or probability-weighted cash flows on an undiscounted basis, are less than the carrying value of the assets.

Index

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

We account for its mineral properties on a cost basis whereby all direct costs, net of pre-production revenue, relative to the acquisition of the properties are capitalized. All sales and option proceeds received are first credited against the costs of the related property, with any excess credited to earnings. Once commercial production has commenced, the net costs of the applicable property will be charged to operations using the unit-of-production method based on estimated proven and probable recoverable reserves. The net costs related to abandoned properties are charged to operations.

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2010 and 2009, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

We review the carrying values of its mineral properties on a regular basis by reference to the project economics including the timing of the exploration and/or development work, the work programs and the exploration results experienced by us and others. The review of the carrying value of any producing property will be made by reference to the estimated future operating results and net cash flows. When the carrying value of a property exceeds its estimated net recoverable amount, provision is made for the decline in value.

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

Index

Other than as disclosed below, during the years ended December 31, 2010 and 2009, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the fiscal year 2010, consulting fees of $30,000 (2009 – $180,000) were paid to our directors and $41,624 of expenses incurred in 2008 and 2009 were reversed. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

We anticipate that for the foreseeable future we will rely on the equity markets to meet its financing need. We will also consider entering into joint venture arrangements to advance our projects.

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

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Our exposure to market risk is confined to cash equivalents and short-term investments. We invests in high-quality financial instruments, primarily money market funds with the effective duration of the portfolio within one year which management believes is subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe there is a material exposure to interest rate risk arising from the investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

The audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following audited consolidated financial statements are filed as part of this annual report:

•	Report of Independent Registered Public Accounting Firm, dated November 13, 2012;
•	Consolidated Balance Sheets as of December 31, 2010 and 2009;
•	Consolidated Statements of Operations from January 13, 1989 (inception) to December 31, 2010 and for the years ended December 31, 2010 and 2009;
•	Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from January 13, 1989 (inception) to December 31, 2010;
•	Consolidated Statements of Cash Flows for period from January 13, 1989 (inception) to December 31, 2010 and for the years ended December 31, 2010 and 2009; and
•	Notes to the Consolidated Financial Statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Financial Statements
(Expressed in U.S. Dollars)

December 31, 2010 and 2009

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F 1

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cigma Metals Corporation

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (an exploration stage company) ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended and for the period from January 13, 1989 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cigma Metals Corporation (an exploration stage company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from January 13, 1989 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and has experienced recurring losses from operations since inception, and has negative cash flows for operations for the year ended December 31, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 13, 2012

F 2

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2010 and December 31, 2009
(Expressed in U.S. Dollars)

	December 31	December 31
	2010	2009

ASSETS
Current
Cash	$223,334	$52,609
Notes receivable	169,901	-
Available-for-sale securities	117,935	224,846
Prepaid expenses and other assets	3,600	40,109
Total current assets	514,770	317,564

Equipment, net	-	90,752
Mineral properties	500,000	1,500,000
Total assets	$1,014,770	$1,908,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,954	$828,800
Accounts payable - related party	134,788	203,526
Deposit	-	450,000
Total current liabilities	150,742	1,482,326

Long-term debt	-	942,293
Total liabilities	150,742	2,424,619

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
54,500,000 (2009 - 53,500,000) common shares	5,450	5,350
Additional paid in capital	11,092,994	10,743,095
Accumulated deficit during the development stage	(10,219,833)	(11,137,482)
Accumulated other comprehensive income (loss)	(14,583)	(127,266)
Stockholders' equity	864,028	(516,303)

Total liabilities and stockholders' equity	$1,014,770	$1,908,316

The accompanying notes are an integral part of these consolidated financial statements.

F 3

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)	Cumulative
	January 13	Year	Year
	1989 (inception)	Ended	Ended
	December 31	December 31	December 31
	2010	2010	2009

Expenses
Administrative and general	$901,440	$24,367	$174,140
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	5,077,672	100,000	623,794
Exploration costs recovered
- Kazakhstan	-	-	-
Impairment of mineral properties	1,009,597	-	1,009,597
Interest, bank charges and foreign currency exchange (gains) losses	112,792	10,529	74,503
Professional fees	807,007	95,433	87,560
Property investigation costs	119,717	-	-
Management and consulting fees	2,042,569	120,481	266,300
Loss before other items	11,506,002	350,810	2,235,894

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of property and equipment	(12,342)	-	-
Gain (loss) on sale of available-for-sale securities	289,967	289,967	-
Gain (loss) on disposition of subsidiary	958,591	958,591	-
Interest income	257,995	19,901	-
Total other income (loss)	1,155,430	1,268,459	-
Net income (loss) before non-controlling interest	(10,350,572)	917,649	(2,235,894)
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(10,219,833)	$917,649	$(2,235,894)

Basic and diluted income (loss) per share		$0.02	$(0.04)
Weighted average number of common shares outstanding		53,752,747	51,247,527

The accompanying notes are an integral part of these consolidated financial statements.

F 4

Index

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to December 31, 2010
(Expressed in U.S. Dollars)

						Accumulated	Accumulated	Total
			Additional	Advances for	Compre-	(deficit) during	other	stockholders'
	Common stock		paid-in	Stock	hensive	exploration	comprehensive	equity
	Shares	Amount	capital	Subscriptions	(loss)	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,000)	(1,000)	-	(1,000)
Total comprehensive (loss)					$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800	-		(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(600)	(600)	-	(600)
Total comprehensive (loss)					$(600)

Balance, December 31, 1998	14,000,000	1,400	200	-		(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(141,392)	(141,392)	-	(141,392)
Total comprehensive (loss)					$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800	-		(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(211,182)	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)	(77,734)
Total comprehensive (loss)					$(288,916)

F 5

Index

Balance, December 31, 2000	28,000,000	2,800	698,800	-		(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(25,510)	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)	(17,803)
Total comprehensive (loss)					$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800	-		(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(20,943)	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407	48,407
Total comprehensive (loss)					$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800	-		(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(17,631)	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)	(3,723)
Total comprehensive (loss)					$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(657,031)	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)	(31,020)
Total comprehensive (loss)					$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000		(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(888,224)	(888,224)	-	(888,224)
- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	-	81,873	-	81,873	81,873

F 6

Index

Total comprehensive (loss)					$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000		(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,545,617)	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)	(15,488)
Total comprehensive (loss)					$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-		(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	-	(137,000)
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(1,909,808)	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)	(73,864)
Total comprehensive (loss)					$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,475	-		(5,418,938)	(81,251)	1,314,256
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(3,482,650)	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746	18,746

F 7

Index

- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)	(43,593)
Total comprehensive (loss)					$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,723,477	158		(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	-	(450,000)
- cash in February 2009	500,000	50	99,950					100,000
- cash in March 2009	1,000,000	100	199,900	-				200,000
- cash in July 2009	3,900,000	390	1,169,610	-				1,170,000
- cash in								-
Components of comprehensive income (loss)
- Net (loss) for the period					(2,235,894)	(2,235,894)		(2,235,894)
- Cumulative translation adjustment					(197,162)		(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994	175,994
					$(2,257,062)
Balance, December 31, 2009	53,500,000	5,350	10,743,095	-		(11,137,482)	(127,266)	(516,303)

Issuance of common stock for
- for mineral property rights on March 31, 2010	1,000,000	100	349,899	-				349,999
Components of comprehensive income (loss)
- Net income for the period					917,649	917,649		917,649
- Cumulative translation adjustment					170,315		170,315	170,315
- Unrealized gains (losses) on available-for-sale securities net of reclassification adjustment (note 3)					(57,632)		(57,632)	(57,632)
					$1,030,332
Balance, December 31, 2010	54,500,000	$5,450	$11,092,994	$-		$(10,219,833)	$(14,583)	$864,028

The accompanying notes are an integral part of these consolidated financial statements.

F 8

Index

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Year	Year
Consolidated Statements of Cash Flows	1989 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to December 31,	December 31	December 31
	2010	2010	2009
Cash flows used in operating activities
Net income (loss) for the period	$(10,219,833)	$917,649	$(2,235,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	20,909
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(19,901)	(19,901)	-
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	(289,967)	(289,967)	-
- gain on disposition of subsidiary	(958,591)	(958,591)	-
- impairment of mineral properties	1,009,597	-	1,009,597
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	15,583
- decrease (increase) in prepaid expenses and other assets	(28,089)	840	18,506
- increase (decrease) in accounts payables and accrued liabilities	251,733	(802,761)	(176,594)
- increase (decrease) in accounts payables related party	134,788	(68,738)	132,276
- increase (decrease) in deposit	-	(450,000)	450,000
Net cash used in operating activities	(8,155,278)	(1,671,469)	(765,617)

Cash provided by (used in) investing activities
- collections on notes receivable	200,000	200,000	-
- purchase equipment	(217,093)	-	(660)
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash disbursed	1,452,949	1,452,949	-
- investment in available-for-sale securities	(329,977)	-	-
- proceeds from disposition of marketable securities	339,245	339,245	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,550,000)	(150,000)	-
Net cash provided by (used in) investing activities	(2,385,471)	1,842,194	(660)

Cash flows from financing activities
- issuance of common stock	10,170,001	-	1,020,000
- loan proceeds	1,160,255	-	-
- loan payments	(633,396)	-	(231,176)
Net cash provided by financing activities	10,696,860	-	788,824

Effect of exchange rate changes on cash and cash equivalents	67,223	-	815
Increase in cash and cash equivalents	223,334	170,725	23,362
Cash and cash equivalents, beginning of period	-	52,609	29,247
Cash and cash equivalents, end of period	$223,334	$223,334	$52,609

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$1,226	$68,825
Income taxes paid		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F 9

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $1,671,469 from operating activities in 2010. The Company requires additional funds to meet its obligations and maintain its operations.

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

These consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its 100% owned subsidiaries Exploraciones Cigma S.A. de C.V. (“Exploraciones Cigma”) and Cigma Metals (BVI) Limited (“Cigma BVI”), collectively, they are referred to herein as “the Company”. In January 2010, the Company sold its 100% interest in its Kazakhstan subsidiary (“Dostyk LLP”) to Copperbelt AG, an unrelated third party. Significant inter-company accounts and transactions have been eliminated.

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

F 10

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2010 and 2009. No amounts were paid for income taxes in 2010 or 2009.

(d)	Note receivable

The asset is a non-derivative financial asset resulting from the December 2009 sale of the Company’s 100% interest in its Kazakhstan subsidiary (“Dostyk LLP”) to Copperbelt AG and is stated at fair value. The $150,000 note bears interest at 8.0%, due on demand and is unsecured. The note along with the accrued interest was converted into 272,989 common shares of Copperbelt AG in August 2011 at $0.65 per share. At each reporting date, the Company assesses whether there is any objective evidence that a financial asset is impaired. A financial asset is deemed to be impaired, if, and only if, there is objective evidence of impairment as a result of one or more events that has occurred after the initial recognition of the asset and that event has an impact on the estimated future cash flows of the financial asset.

(e)	Marketable securities

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at December 31, 2010 and 2009, respectively, and are stated at fair value. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. If there is no quoted market price in an active market and the fair value cannot be readily determined, available-for-sale investments are carried at cost.

On sale of available-for-sale investments, the cumulative amount recognized in other comprehensive loss/income is reclassified from accumulated other comprehensive loss/income to profit or loss.

(f)	Mineral Properties and Exploration Expenses

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

F 11

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(f)	Mineral Properties and Exploration Expenses (continued)

December 31, 2010 and 2009, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

(g)	Stock-based compensation

The Company accounts for share-based payments under the fair value method of accounting whereby stock-based compensation cost is measured at the grant date based on the fair value of the common stock on the award date.

(h)	Interest Expense

Interest expense was approximately $1,226 in 2010 (2009 - $68,825) respectively.

(i)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in the Mexican Peso. The Mexican Peso to U.S. dollar exchange rate at December 31, 2010 was U.S. $0.0807 to 1 Peso.

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

F 12

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(i)	Foreign Currency Translations and Transactions (continued)

foreign exchange loss in the consolidated statements of operations and were not material in 2010 or 2009 or in the cumulative period ending December 31, 2010.

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2010 and 2009. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The note receivable relates to the sale in 2010 of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG. The Company believes the credit risk with respect to the note receivable to be minimal.

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
income comprises equity except those resulting from investments by owners and distributions to owners.

	Year Ended

Components of comprehensive income (loss)	December 31 2010	December 31 2009
Net income (loss) for the period	$917,649	$(2,235,894)
Foreign currency translation adjustments	170,315	(197,162)
Unrealized gains/(losses) on available-for-sale securities	(57,632)	175,994
Total comprehensive income (loss)	$1,030,332	$(2,257,062)

F 13

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

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

(n)	Income Taxes

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

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted income per common share is computed by dividing net income by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2010 and 2009 because there were no potentially dilutive securities outstanding at December 31, 2010 and 2009.

F 14

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

2.	Significant Accounting Policies (continued)

(p)	Fair Value Measurement

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at December 31, 2010 and 2009, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. A reconciliation of the Available-for-sale securities is included in Note 3.

(r)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Available-for-sale securities

		Other-than	Gross	Gross	Accumulated
		-temporary	unrealized	unrealized	unrealized	Market
	Cost	losses	gains	losses	gains/(losses)	value
	$	$	$	$	$	$
December 31, 2008	181,797	-	46,325	(179,270)	(132,945)	48,852
Change in year	-	-	176,807	(813)	175,994	175,994
December 31, 2009	181,797	-	223,132	(180,083)	43,049	224,846
Change in year	(49,279)	-	(149,299)	91,667	(57,632)	(106,911)
December 31, 2010	132,518	-	73,833	(88,416)	(14,583)	117,935

At December 31, 2010, $149,299 in gains in the investment in securities of one publicly traded company classified as available-for-sale were reclassified out of other comprehensive loss/income to earnings as a result of the sale of the available-for-sale securities of the publicly traded company.

F 15

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary Dostyk LLP, held the Maykubinsk exploration and mining license located in the Pavlodar Oblast Region of Kazakhstan and through its wholly owned subsidiary, Exploraciones Cigma S.A. de C.V., holds a 100% interest in a mineral concession located in the State of Guerrero, Mexico.

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

F 16

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

5.	Equipment

	December 31 2010	December 31 2009
Vehicles	$-	$73,428
Machinery and equipment	-	40,741
Other fixed assets	-	22,516
	-	136,685
Accumulated depreciation	-	(45,933
	$-	$90,752

The majority of equipment held at December 31, 2009 was located in Kazakhstan and sold as part of the disposition of the subsidiary.

6.	Long-term Debt

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

F 17

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

There were no stock options granted during 2010 and 2009 and none were outstanding at December 31, 2010 and 2009.

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

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a.
During the fiscal year 2010, consulting fees of $30,000 (2009 – $180,000) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b.
Due to related party, as at December 31, 2010 and 2009 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

F 18

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. As of December 31, 2010 the Company has net income for tax purposes in the United States and Kazakhstan totaling approximately $409,057 and $4,691,330, respectively, which may be offset against net operating loss carryforwards.  Accordingly, there is no tax expense for the years ended December 31, 2010 and 2009.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal, foreign and state income tax rates to income before income taxes is as follows:
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Net loss before taxes US	409,057	(576,038)
Net loss before taxes foreign	4,691,330	(1,659,856)
Federal and State Statutory Rate	0.395	0.395
Foreign Rate	0.20	0.20

Expected tax recovery US	161,578	(227,535)
Expected tax recovery Foreign	938,266	(331,971)
(Decrease) increase in taxes resulting from:
Increase (decrease) in valuation allowance	(1,099,844)	559,506
Income tax expense (benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

F 19

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

The Company's tax effected deferred tax assets are as follows:	2010	2009
Loss carry forward	4,013,189	5,333,925
Valuation allowance	(4,013,189)	(5,333,925)

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	5.5%	5.5%
Less valuation allowance	-39.5%	-39.5%
Total income tax expense	$-	$-

12.	Subsequent Events

1.	On August 24, 2012, the Company completed a private placement of 4 million common shares at $0.05 per share for total proceeds of $200,000. The shares were issued in September 2012.

2.	In September 2012 the Company issued 1,000,000 shares of common stock of the Company in settlement of indebtedness amounting to $50,000.

F 20

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

ITEM 9A	Controls and Procedures

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2010, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of material weaknesses, as described in greater detail below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2010, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

Index

(i)
Lack of a sufficient number of independent directors for our Board and audit committee. We currently have one independent director on our board, which is comprised of 2 directors, and on our audit committee, which is comprised of 2 directors. As a publicly-traded company, we should strive to have a majority of our Board be independent.

(ii)
Lack of an independent financial expert on our audit committee. Our board has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We believe that the members of our Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended December 31, 2010, we had one person on staff at our executive office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spread sheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

(v)
Accounting for Non-Standard Transactions. We occasionally enter into transactions that are more complex from an accounting perspective. These transactions by their nature require greater technical accounting expertise and greater consideration of the related facts and circumstances to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses. Such remediation activities include the following:

•
We continue to recruit one or more additional independent board members to join our Board. We continue to recruit at least one additional financial expert to join as an independent board member and as an audit committee member.

•	In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.
•	We will recruit a new Chief Financial Officer who has significant commercial experience in the commodities sector.

Index

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and text sets forth the names and ages of all our directors and executive officers as of October 31, 2012. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until death, retirement, resignation or removal. There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers. Executive officers serve at the discretion of the Board, and are appointed to serve by the Board. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The Board currently consists of two members. Directors serve for a term of one year and stand for election at the annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board, including a vacancy created by an increase in the number of directors may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors through less than a quorum of the Board. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

Name and Address	Age and Position

Antonio Jaramillo Calle/ Zurbano 46, 2C, 28010, Madrid, Spain	Age 38 Director - July 24, 2012 to present President, CEO and CFO - July 24, 2012 to present

Michelle Robinson Mision Santa Ana 5232, Fracc. Las Misiones CP 82133, Mazatlan, Sinaloa, Mexico	Age 43 Director - July 24, 2012 to present

Business Experience

The following is a description of the employment history for each of our directors and officers for the last five years:

Mr. Antonino Jaramillo. Mr. Jaramillo has practiced corporate law and civil procedure in Madrid, Spain since 2001. He received his Master’s in Legal Practice (MAJ) from the Instituto de Empresa in 2001, his Master’s in Business Administration, specializing in Accounting and Finance (FEA) from the Centro de Estudios Financieros in 2000 and his Masters in Banking and Finance from the Institute of Securities Studies in 2000. He received his law degree from the Universidad Complutense de Madrid in 1999. Mr. Jaramillo joined the law firm of MA Abogados in 2009 and specializes in commercial law and civil procedure. From 2001 to 2005 he practiced law for the law firm of Ramon Hermosilla, specializing in corporate law; from 2005 to 2009 he was employed as a legal counsel for Siemens SA Spain in their communications and energy sectors. Mr. Jaramillo was invited to join the Board and appointed as one of our officers due to his experience representing public companies with respect to finance, governance and compliance matters and general business development.

Index

Ms. Michelle Robinson. Ms. Robinson is a Geological Engineer, University of British Columbia (B.A.Sc. 1992, M.A.Sc. 1994) and has 21 years of exploration experience in Canada and Latin America. Prior to moving to Mexico, she authored technical papers on volcanogenic massive sulfide deposits and was the recipient of several awards in the mining industry. Ms. Robinson currently serves as a Director of Zinco Mining Corporation, and has authored NI43-101 technical reports for several clients in the mining industry, including Oro Mining Ltd., August Metal Corp. and Everton Resources. She is currently the President of Minera Camargo S.A. de C.V. and Minera Croesus S.A. de C.V., both operating mining and exploration companies in Mexico.

Agustin Gomez de Segura. Mr. Gomez de Segura is a Director of Delta Capital, an investment company in Lichtenstein from April 1999 to present, Director and President of Eurasia Gold Fields Inc. from November 1997 to present, Director and President of Soil Biogenics Limited from July 2003 to present and a Director of Aurora Gold Corporation from November 15, 2010 to present. Mr. Gomez de Segura’s extensive experience, training and education as a business man make him particularly qualified to serve as our director. Mr Gomez de Segura resigned as a director and executive officer of Cigma on July 24, 2012.

Waldemar Mueller. Geologist, Chairman and Managing Director of Kiintas Mining Management PTY Ltd from 1998 to present, Vice President of Exploration Lalo Ventures, Canada from January to November 2004, Director of Central Asia Resources, Western Australia from March 2006 to present. Mr. Mueller’s extensive experience, training and education as a geologist and his experience with other resources exploration companies make him particularly qualified to serve as our director. Mr Mueller resigned as a director and executive officer of Cigma on March 31, 2011.

There are no family relationships between any of the directors or executive officers.

Consideration of Director Nominees

Director Qualifications

We believe that our Board, to the extent that our limited resources permit, should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to our operations and interests. Each director also is expected to: exhibit high standards of integrity, commitment and independence of thought and judgment; use his or her skills and experiences to provide independent oversight to our business; participate in a constructive and collegial manner; be willing to devote sufficient time to carrying out their duties and responsibilities effectively; devote the time and effort necessary to learn our business; and, represent the long-term interests of all shareholders.

The Board has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of our affairs. The Board believes it should be comprised of persons with skills in areas such as: finance; real estate; banking; strategic planning; human resources and diversity; leadership of business organizations; and legal matters. The Board may also consider in its assessment of the Board's diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

In addition to the targeted skill areas, the Board looks for a strong record of achievement in key knowledge areas that it believes are critical for directors to add value to the Board, including:

•	Strategy—knowledge of our business model, the formulation of corporate strategies, knowledge of key competitors and markets;
•	Leadership—skills in coaching and working with senior executives and the ability to assist the Chief Executive Officer;
•	Organizational Issues—understanding of strategy implementation, change management processes, group effectiveness and organizational design;
•	Relationships—understanding how to interact with investors, accountants, attorneys, management companies, analysts, and communities in which we operate;
•	Functional—understanding of finance matters, financial statements and auditing procedures, technical expertise, legal issues, information technology and marketing; and

Index

•	Ethics—the ability to identify and raise key ethical issues concerning our activities and those of senior management as they affect the business community and society.

Nomination Procedures

We have no nominating committee, and all nominating functions are handled directly by the full Board, which the Board believes is the most effective and efficient approach, based on the size of the Board and our current and anticipated operations and needs. As outlined above in selecting a qualified nominee, the Board considers such factors as it deems appropriate which may include: the current composition of the Board; the range of talents of the nominee that would best complement those already represented on the Board; the extent to which the nominee would diversify the Board; the nominee's standards of integrity, commitment and independence of thought and judgment; and the need for specialized expertise.

The Board and Board Meetings

Our Board consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Our Board and management are committed to responsible corporate governance to ensure that we are managed for the long-term benefit of its shareholders. To that end, the Board and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board and management also regularly evaluate and, when appropriate, will revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC.

During the fiscal year ended December 31, 2010, the Board held a total of one (1) meeting. All members of the Board attended all meetings of the Board.

Directors’ and Officers’ Liability Insurance

We do not currently maintain directors’ and officers’ liability insurance coverage. We are currently reviewing insurance policies and anticipate obtaining coverage for Board and officers once we find a suitable policy at a price we can afford.

Board Committees and Corporate Governance

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

Index

Nominating Committee

Our Board currently consists of two members. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, any vacancy occurring in the Board, including a vacancy created by an increase in the number of directors, may be filled by the stockholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board. A director elected to fill a vacancy shall hold office only until the next election of directors by the stockholders. If there are no remaining directors, the vacancy shall be filled by the stockholders.

At a meeting of stockholders, any director or the entire Board may be removed, with or without cause by our stockholders, provided the notice of the meeting of our stockholders states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Legal Proceedings

During the past five years none of our directors, executive officers, promoters or control persons has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
o	Any Federal or State securities or commodities law or regulation; or
o
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

o	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.
o
Any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); and

o	Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable FINRA listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability.

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to our Board.

Index

Board Leadership Structure

We currently have one (1) executive officer and two (2) directors. The Board has reviewed our current Board leadership structure, which consists of a Chief Executive Officer/Chief Financial Officer, in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, we have determined that this structure is currently the most appropriate Board leadership. Nevertheless, the Board intends to carefully evaluate from time to time the requirements of the business to ensure the structure best supports the stockholders.

Board Role in Risk Oversight

Risk is inherent in every business and how well a business manages risk can ultimately determine success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While management is responsible for day to day management of various risks faced, the Board, as a whole, is responsible for evaluating the exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as the financial statements.

Director Independence

Our securities are not listed on a U.S. securities exchange and, therefore, we are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Ms. Robinson is independent from our management and does qualify as “independent director” under the standards of independence under the applicable FINRA listing standards. This means that, in the judgment of the Board, Ms. Robinson is: (1) not one of our officers or employees or an officer or employee of one of our subsidiaries and or (2) has any direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Upon our listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

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

Index

Compensation of Directors

Our Board determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	Compensation should align the directors’ interests with the long-term interests of stockholders; and
•	Compensation should assist with attracting and retaining qualified directors.

We did not pay compensation to directors during fiscal 2010 and 2009. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board or travel upon our request.

The following table reports all compensation we paid to non-employee directors, in their capacity as members of the Board, during the fiscal years 2008 to 2010 and the subsequent period to October 31, 2012 inclusive:

Name	2012 $	2011 $	2010 $	2009 $	2008 $
Antonio Jaramillo	-	-	-	-	-
Michelle Robinson	-	-	-	-	-
Agustin Gomez de Segura	-	-	-	-	-
Waldemar Mueller	-	-	-	-	-
Total	0	0	0	0	0

Standard Arrangements

We do not pay a fee to outside, non-officer directors. We reimburse directors for reasonable expenses incurred for attending meetings of the Board.

Item 11.	Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2010, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in the resource exploration industry;
•	motivate and reward executives whose experience and skills are necessary to our ultimate success;
•	reward performance as warranted; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Index

Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2007, 2008, 2009, 2010 and subsequent period to October 31, 2012:

Name and principal position (a)	Year December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jaramillo	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and	2008	-0-	-0-	-0-	-0-	-0-	-0-
Director since July 24, 2012	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michelle	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robinson	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director since	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
July 24, 2012	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Agustin Gomez	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
de Segura	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and	2009	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
Director	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
July 1, 2008 to July 24, 2012	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Waldemar	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mueller	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice-President &	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Director until	2009	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
March 31, 2011	2008	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
	2007	105,000	-0-	-0-	-0-	-0-	-0-	-0-	105,000

(1) January 1 to October 31, 2012

None of our officers or directors is a party to an employment agreement with us. Our entire Board sets the current year compensation levels of each of the above named Executive Officers. Effective January 1, 2009, Mr. Gomez de Segura’s annual salary is $60,000 payable in monthly instalments of approximately $5,000. Effective January 1, 2010, we stopped paying Mr. Gomez de Segura a salary. Mr Gomez de Segura resigned as a director and executive officer of ours on July 24, 2012. Effective January 1, 2009, Mr. Mueller’s annual salary was $120,000 payable in monthly instalments of approximately $10,000. Mr Mueller resigned as a director and officer of ours on March 31, 2011.

Options/SAR Grants Table

In 2006, our Board approved the 2006 Stock Option Plan (the “Plan”) to offer an incentive to obtain services of key employees, directors and consultants of ours. The Plan provides for the reservation for awards of an aggregate of 20% of the total shares of our common stock issued and outstanding from time to time. No Plan participant may receive stock options exercisable for more than 5% of the issues and outstanding common shares in any one calendar year. Under the Plan, the exercise price of an incentive stock option must be at least equal to 100% of the fair market value of the common stock on the date of grant. The term of stock options granted under the Plan is not to exceed five years and the stock options vest immediately upon granting.

We did not award any stock purchase options, or any other rights, to any of our directors or officers during the years ended December 31, 2008, 2009, 2010 and the subsequent period to October 31, 2012.

Index

The following is a summary of stock option activity for the years ended December 31, 2010 and 2009.

Options outstanding
	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2008	-	$-	-	-
Options granted/expired	-	-	-	-
Balance, December 31, 2009, 2010 and 2011	-	$-	-	-

There were no stock options granted during 2008, 2009, 2010 and the subsequent period to October 31, 2012. The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the closing price of our common stock on the last trading day of 2010, 2009 and 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010, 2009 and 2008.

The following is a summary of stock option granted and the status of stock options outstanding and exercisable at December 31, 2010, and 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)
	-0-	-0-	-0-	$0.00/share	-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-		-	-0-	-0-	-0-	-0-

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2009 and 2010 and the subsequent period to October 31, 2012, we had 0 stock purchase options outstanding.

At no time during the last completed fiscal year did we, while a reporting company pursuant to Section 13(a) of 15(d) of the Exchange Act, adjust or amend the exercise price of the stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants, or any other means.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Index

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in the years ended December 31, 2011, 2010 and 2009.

Employment Contracts

During the fiscal year 2010, we paid consulting fees of $30,000 (2009 - $180,000) to our directors for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2012, by: (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding common stock; (ii) each of the our directors and officers; and (iii) all of our directors and officers as a group. As at October 31, 2012, there were 59,500,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Deutsche Balaton AG Ziegelhäuser Landstrasse 1 Heidelberg, 69120, Germany	4,000,00	6.72%
Carrington International Limited Suite 2402, Bank of America Tower, 12 Harcourt Road, Hong Kong	3,400,000	5.71%
Officers and Directors:
Antonio Jaramillo Calle/ Zurbano 46, 2C, 28010, Madrid, Spain	0	*
Agustin Gomez de Segura 2 Tvezskaya – Yamskaya 54, Moscow, Russia	690,000	1.16%
Waldemar K. Mueller 40 Ruffian Loop, Willetton, Western Australia, Australia 6155	300,000	*
Michelle Robinson Mision Santa Ana 5232, Fracc. Las Misiones CP 82133, Mazatlan, Sinaloa, Mexico	0	*
Officers and Directors (4 persons)	990,000	1.66%
* Less than 1%.

Index

The above is calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 59,500,000 shares of common stock issued and outstanding on a fully diluted basis as of October 31, 2012. Under Rule 13d-3(d) shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Changes in Control

There were no arrangements during the fiscal years ended December 31, 2010, 2011 and the subsequent period to October 31, 2012, which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 6,000,000 shares between January 1, 2009 and October 31, 2012, have resulted in a change of control.

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2009, 2010 and the subsequent period to October 31, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the fiscal year 2010, we paid consulting fees of $30,000 (2009 – $180,000) to our directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

During the fiscal year 2011, we paid consulting fees of $0 (2010 – $30,000) to our directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

Index

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP (“Peterson Sullivan”) for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2010 fiscal year are $63,915 (2009 - $0).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2010 were $0 (2009 - $0).

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan for tax compliance for fiscal 2010 were $4,540 (2009 - $0).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2010 were $0 (2009 - $0).

The Audit Committee feels that the services rendered by Peterson Sullivan were compatible with maintaining the principal accountant's independence.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules

(1)           The following documents are filed as part of this report:

(a)	Financial Statements: The following audited consolidated financial statements and report of independent registered public accounting firm are set forth in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm, dated November 13, 2012

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for period from January 13, 1989 (commencement of operations) to December 31, 2010

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2010 and for the years ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(2)           Financial statement schedules: Not Applicable

Index

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

* Filed herewith.

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