Form 10-Q
period 2011-09-30
CIGMA METALS CORP
filed 2012-11-27
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to_____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if a smaller reporting company)	Smaller reporting company ☒

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

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(Expressed in U.S. Dollars)

	September 30	December 31
	(Unaudited) 2011	2010

ASSETS
Current
Cash	$186,688	$223,334
Notes receivable	-	169,901
Available-for-sale securities	46,445	117,935
Cost method investments	177,266	-
Prepaid expenses and other assets	6,692	3,600
Total current assets	417,091	514,770

Mineral properties	500,000	500,000
Total assets	$917,091	$1,014,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$519	$15,953
Accounts payable - related party	134,789	134,789
Total current liabilities	135,308	150,742

Stockholders' Equity
Common stock Authorized 100,000,000 common shares, par value $0.0001 Issued and outstanding: 54,500,000 (2010 - 54,500,000) common shares	5,450	5,450
Additional paid in capital	11,092,994	11,092,994
Accumulated deficit during the development stage	(10,241,738)	(10,219,833)
Accumulated other comprehensive income (loss)	(74,923)	(14,583)
Stockholders' equity	781,783	864,028

Total liabilities and stockholders' equity	$917,091	$1,014,770

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Three months	Three months	Nine months	Nine months
Consolidated Statements of Operations	1989 (inception)	Ended	Ended	Ended	Ended
(Expressed in U.S. Dollars)	September 30	September 30	September 30	September 30	September 30
(Unaudited)	2011	2011	2010	2011	2010
Expenses
Administrative and general	$940,367	$7,982	$17,783	$38,927	$9,516
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-	-	-
- HaldeyGold Project - other	185,126	-	-	-	-
- Tugojakovsk Project	453,821	-	-	-	-
- Kazakhstan	5,077,672	-	-	-	100,000
- Mexico	4,000	1,500	-	4,000	-
Impairment of mineral properties	1,009,597	-	-	-	-
Interest, bank charges and foreign currency exchange (gains) losses	119,866	9,969	4,205	7,074	5,291
Professional fees	809,567	-	27,350	2,560	79,298
Property investigation costs	119,717	-	-	-	-
Management and consulting fees	2,091,014	9,110	23,620	48,445	92,373
Loss before other items	11,607,008	28,561	72,958	101,006	286,478

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-	-	-
Writedown of investment in partnership interest	(190,601)	-	-	-	-
Gain (loss) on sale of assets	(12,342)	-	-	-	-
Gain (loss) on sale of available-for-sale securities	361,704	-	-	71,737	-
Gain (loss) on disposition of subsidiary	958,591	-	-	-	958,591
Interest income	265,359	1,413	4,581	7,364	16,877
Total other income (loss)	1,234,531	1,413	4,581	79,101	975,468
Net income (loss) before non-controlling interest	(10,372,477)	(27,148)	(68,377)	(21,905)	688,990
Non-controlling interest	130,739	-	-	-	-
Net income (loss) for the period	$(10,241,738)	$(27,148)	$(68,377)	$(21,905)	$688,990

Basic and diluted income (loss) per share		$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted average number of common shares outstanding		54,500,000	54,500,000	54,500,000	54,253,676

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)
Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to September 30, 2011
(Expressed in U.S. Dollars)

						Accumulated	Accumulated	Total
			Additional	Advances for	Compre-	(deficit) during	other	stockholders'
	Common stock		paid-in	Stock	hensive	exploration	comprehensive	equity
	Shares	Amount	capital	Subscriptions	(loss)	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,000)	(1,000)	-	(1,000)
Total comprehensive (loss)					$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800	-		(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(600)	(600)	-	(600)
Total comprehensive (loss)					$(600)

Balance, December 31, 1998	14,000,000	1,400	200	-		(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(141,392)	(141,392)	-	(141,392)
Total comprehensive (loss)					$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800	-		(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(211,182)	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)	(77,734)
Total comprehensive (loss)					$(288,916)

Balance, December 31, 2000	28,000,000	2,800	698,800	-		(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(25,510)	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)	(17,803)
Total comprehensive (loss)					$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800	-		(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(20,943)	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407	48,407
Total comprehensive (loss)					$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800	-		(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(17,631)	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)	(3,723)
Total comprehensive (loss)					$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(657,031)	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)	(31,020)
Total comprehensive (loss)					$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000		(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(888,224)	(888,224)	-	(888,224)

- Recongnition of other than temporary decline in market value of available-foe-sale securities	-	-	-	-	81,873	-	81,873	81,873
Total comprehensive (loss)					$(806,351)

Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000		(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,545,617)	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)	(15,488)
Total comprehensive (loss)					$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-		(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	-	(137,000)
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(1,909,808)	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)	(73,864)
Total comprehensive (loss)					$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,475	-		(5,418,938)	(81,251)	1,314,256
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(3,482,650)	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746	18,746

- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)	(43,593)
Total comprehensive (loss)					$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,723,477	158		(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	-	(450,000)
- cash in February 2009	500,000	50	99,950					100,000
- cash in March 2009	1,000,000	100	199,900	-				200,000
- cash in July 2009	3,900,000	390	1,169,610	-				1,170,000
- cash in								-
Components of comprehensive income (loss)
- Net (loss) for the period					(2,235,894)	(2,235,894)		(2,235,894)
- Cumulative translation adjustment					(197,162)		(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994	175,994
					$(2,257,062)
Balance, December 31, 2009	53,500,000	5,350	10,743,095	-		(11,137,482)	(127,266)	(516,303)

Issuance of common stock for
- for mineral property rights on September 30, 2011	1,000,000	100	349,899		-				349,999
Components of comprehensive income (loss)
- Net income for the period						917,649	917,649		917,649
- Cumulative translation adjustment						170,315		170,315	170,315
- Unrealized gains (losses) on available-for-sale securities						(57,632)		(57,632)	(57,632)
Total comprehensive income						$1,030,332
Balance, December 31, 2010	54,500,000	$5,450	$11,092,994		$-		$(10,219,833)	$(14,583)	$864,028

Components of comprehensive income (loss)
- Net loss for the period						(21,905)	(21,905)		(21,905)
- Unrealized gains (losses) on available-for-sale securities						(60,340)		(60,340)	(60,340)
Total comprehensive (loss)						$(82,245)
Balance, September 30, 2011	54,500,000	$5,450	$11,092,994	$			$(10,241,738)	(74.923)	781.783

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Nine months	Nine months
Consolidated Statements of Cash Flows	1989 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to September 30	September 30	September 30
(Unaudited)	2011	2011	2010
Cash flows used in operating activities
Net income (loss) for the period	$(10,241,738)	$(21,905)	$688,990
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	-
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(27,266)	(7,365)	(16,877)
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	(361,704)	(71,737)	-
- gain on disposition of subsidiary	(958,591)	-	(958,591)
- impairment of mineral properties	1,009,597	-	-
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	-
- decrease (increase) in prepaid expenses and other assets	(31,181)	(3,092)	2,840
- increase (decrease) in accounts payables and accrued liabilities	236,299	(15,434)	(733,355)
- increase (decrease) in accounts payables related party	134,788	-	(68,737)
- increase (decrease) in deposits	-	-	(450,000)
Net cash used in operating activities	(8,274,811)	(119,533)	(1,535,730)

Cash provided by (used in) investing activities
- collections on notes receivable	200,000	-	200,000
- purchase equipment	(217,093)	-	-
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash deposit	1,452,949	-	1,452,949
- investment in available-for-sale securities	(329,977)	-	-
- proceeds from disposition of marketable securities	422,132	82,887	-
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,550,000)	-	(150,000)
Net cash provided by (used in) investing activities	(2,302,584)	82,887	1,502,949

Cash flows from financing activities
- issuance of common stock	10,170,001	-	-
- loan proceeds	1,160,255	-	-
- loan payments	(633,396)	-	-
Net cash provided by financing activities	10,696,860	-	-

Effect of exchange rate changes on cash and cash equivalents	67,223	-	-
Increase in cash and cash equivalents	186,688	(36,646)	(32,781)
Cash and cash equivalents, beginning of period	-	223,334	52,609
Cash and cash equivalents, end of period	$186,688	$186,688	$19,828

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$-	$-
Income taxes paid		$-	$-

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $119,533 from operating activities in 2011.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at September 30, 2011 and December 31, 2010.

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

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally all of the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three small cap publicly traded companies at September 30, 2011 and December 31, 2010, respectively, and are stated at fair value. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses. On sale of available-for-sale investments, the cumulative amount recognized in other comprehensive loss/income is reclassified from accumulated other comprehensive loss/income to profit or loss.

On sale of available-for-sale investments, the cumulative amount recognized in other comprehensive loss/income is reclassified from accumulated other comprehensive loss/income to profit or loss.

Investee companies where no quoted market price in an active market is available are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. However, impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded.

Cost method investments at September 30, 2011, consist of an investment in a privately held corporation headquartered in Europe.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 31, 2011 and December 31, 2010, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Interest expense was approximately $329 in 2011 (2010 - $1,266) respectively.

i)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in the Mexican Peso. The Mexican Peso to U.S. dollar exchange rate at September 30, 2011 was U.S. $0.0738 to 1 Peso.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency foreign exchange loss in the consolidated statements of operations and were not material in 2011 or 2010 or in the cumulative period ending September 30, 2011.

j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits. The Company did not have funds deposited in banks beyond the insured limits as of September 30, 2011 and December 31, 2010. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The note receivable relates to the sale in 2010 of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG. The Company believes the credit risk with respect to the note receivable to be minimal.

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

	September 30, 2011	December 31, 2010
Components of comprehensive income (loss)
Net income (loss) for the period	$(21,905)	$917,649
Foreign currency translation adjustments	-	170,315
Unrealized gains/(losses) on available-for-sale securities	(60,340)	(57,632)
Total comprehensive income (loss)	$(82,245)	$1,030,332

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

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2011 and 2010 because there were no potentially dilutive securities outstanding at September 30, 2011 and December 31, 2010.

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

Level 3:Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies at September 30, 2011 and December 31, 2010, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. A reconciliation of the Available-for-sale securities is included in Note 3.

q)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Available-for-sale securities

	Cost $	Other-than –temporary losses $	Gross unrealized gains $	Gross unrealized losses $	Accumulated unrealized gains/(losses) $	Market value $
December 31, 2009	181,797	-	223,132	(180,083)	43,049	224,846
Change in year	(49,278)	-	(149,299)	91,667	(57,632)	(106,911)
December 31, 2010	132,518	-	73,833	(88,416)	(14,583)	117,935
Change in period	(11,150)	-	(73,833)	13,493	(60,340)	(71,490)
September 30, 2011	121,368	-	-	(74,923)	(74,923)	46,445

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

The following is a summary of stock option activity for the six nine ended September 30, 2011 and the year ended December 31, 2010.

There were no stock options granted during 2011 and 2010 and none were outstanding at September 30, 2011 and December 31, 2010.

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

Related party transactions not disclosed elsewhere in these consolidated financial statements:

a)
During the nine months ended September 30, 2011, consulting fees of $0 (December 31, 2010 – $30,000) were paid to directors of the Company and its subsidiary. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

b)
Due to related party, as at September 30, 2011 and December 31, 2010 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

8.	Non-Cash Investing and Financing Activities

In March 2010, the Company issued 1,000,000 shares of common stock of the Company valued at $350,000 for a property acquisition in Mexico. The shares were issued to a company who resides outside the United States of America. The transactions were recorded at the exchange amount, being the value established and agreed to by the parties.

In August 2011, the note receivable, resulting from the January 2010 sale of the Company’s 100% interest in its Kazakhstan subsidiary (“Dostyk LLP”) to Copperbelt AG, along with the accrued interest, $177,442 was converted into 272,989 common shares of Copperbelt AG at $0.65 per share.

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

General

This portion of the Quarterly Report provides management’s discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the nine months September 30, 2011, in comparison to the corresponding prior-year period. This MD&A has been prepared as of October 31, 2012. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the nine months ended September 30, 2011 and 2010 (collectively, the “Financial Statements”), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2010 and the related annual MD&A included in the December 31, 2010, Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the nine months ended September 30, 2011, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Significant Developments For the Nine Months Ended September 30, 2011 and Subsequent Events

For the nine months ended September 30, 2011, we recorded exploration expenses of $4,000 compared to $100,000 in fiscal 2010. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $0 (2010- $100,000) and Mexico $4,000 (2010 - $0).

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

Tugojakovsk License

On June 17, 2005, as amended December 31, 2005, July 7, 2006 and December 29, 2006, w signed a Joint Activity Agreement to form a partnership to explore the Tugojakovsk Project, located in the Tomsk Oblast Region of the Russian Federation. Under the terms of the agreement: (1) we acquired an 80% share of the project in exchange for contributing $126,440 in 2005; and (2) we committed to finance the project in 2006 by providing $329,375 in accordance with an approved budget. We committed to finance the project in 2007 by providing $400,000 in accordance with an approved budget. Geosphera’s ownership interest cannot be reduced below 20%. Geosphera will contribute the license for Tugojakovsk and all geological information on this subsoil area which is owned by Geosphera, as well as professional knowledge, skills and business contacts.

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

Figure 5

Figure 6

The following tables delineate the work done, and associated costs, for the two properties in 2009:

Berezki East
Type of work	Volume		US$
Drill holes	drill holes	6
Meters drilled	m	1,830	183,000
samples treatment	sample	1,750	41,000
Fire assays	assay	1,710
IP assays	assay	1,050
Metallurgical test			34,000
Data processing & administration			59,000
Wages -geological staff			49,000
Berezki East total			366,000
Budget 2010	3 drill holes for 1300m, 1,100 assays		200,000

Quartzite Gorka
Type of work	Volume		US$
Drill holes	drill holes	5
Meters drilled	m	1,520	152,000
Samples treatment	sample	1,430	22,000
Fire assays	assay	1,400
IP assays	assay	1,050
Data processing & administration			61,000
Wages - geological staff			48,000
Quartzite Gorka total			283,000
Budget 2010	4 drill holes for 1400m, 1,200 assays		300,000

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

Results of Operations

Nine Months Ended September 30, 2011 (Fiscal 2011) versus Nine Months Ended September 30, 2010 (Fiscal 2010)

For the nine months ended September 30, 2011, we recorded a loss of $21,905 or $0.00 per share, compared to a profit of $688,990 or $0.01 per share in 2010.

General and administrative expenses – For the nine months ended September 30, 2011, we recorded general and administrative expenses of $97,006 (fiscal 2010 - $186,478). The fiscal 2011 amount includes professional fees - accounting $2,560 (fiscal 2010 – $62,617) and legal $0 (fiscal 2010 - $16,681). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2011 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the nine months ended September 30, 2011, we recorded total exploration costs of $4,000 compared to $100,000 in fiscal 2010. The following is a breakdown of the exploration expenses by property: Kazakhstan $0 (2010 - $100,000); Mexico totalled $4,000 (2010 - $0).

Capital Resources and Liquidity

September 30, 2011 versus December 31, 2010:

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

At September 30, 2011, we had cash of $186,688 (December 31, 2010 - $223,334) and a working capital of $281,783 (December 31, 2010 working capital - $364,028) respectively. Total liabilities as of September 30, 2011, were $135,308 as compared to $150,742 on December 31, 2010, a decrease of $15,434.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $119,533 from operating activities in 2011. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2011 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $119,533 during the nine months ended September 30, 2011 (2010 - $1,535,730). The following is a breakdown of cash used for operating activities:

•	accrued interest on notes receivable $7,368 (2010 - $16,877);
•	gain on sale of available-for-sale securities $71,737 (2010 - $0);
•	gain on disposition of subsidiary $0 (2010 - $958,591);

Changes in prepaid expenses and other assets resulted in an increase of $3,092 (2010 - decrease $2,840). There was a decrease in accounts payable and accrued liabilities of $15,434 (2010 decrease of $733,355). There was a decrease in accounts payable - related party of $0 (2010 decrease of $68,737). There was a decrease in deposits of $0 compared to a decrease of $450,000 in 2010.

Investing Activities: During the nine months ended September 30, 2011 investing activities consisted of collections of notes receivable $0 (2010 - $200,000), proceeds from the disposition of subsidiary, net of cash disbursed of $0 (2010 - $1,452,949), proceeds from the sale of available-for-sale securities $82,887 (2010 - $0) and acquisition of mineral property costs of $0 (2010 - $150,000).

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

Share Capital

At October 26, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 26, 2012 (September 30, 2011 – 54,500,000 and December 31, 2010 – 54,500,000).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the nine months ended September 30, 2011 and the subsequent to October 26, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2011 and December 31, 2010, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.
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

Other than as disclosed below, during the nine months ended September 30, 2011 and the year ended December 31, 2010, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the nine months ended September 30, 2011, consulting fees of $0 (December 31, 2010 – $30,000). In 2010, $41,624 of expenses incurred in 2008 and 2009 were reversed. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. We place our cash with high credit quality financial institutions in Canada. We occasionally have cash deposits in excess of federally insured limits. We did not have funds deposited in banks beyond the insured limits as of September 30, 2011 and December 31, 2010. We have not experienced any losses related to these balances, and management believes our credit risk to be minimal. In August 2011, the note receivable, resulting from the January 2010 sale of our 100% interest in our Kazakhstan subsidiary (“Dostyk LLP”) to Copperbelt AG, along with the accrued interest, $177,442 was converted into 272,989 common shares of Copperbelt AG at $0.65 per share.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of September 30, 2011, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2010. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of September 30, 2011, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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