Form 10-K
period 2011-12-31
CIGMA METALS CORP
filed 2012-11-27
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,041,000 as of June 30, 2011 ($12,552,090 as of June 30, 2010).

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,500,000 shares of common stock were outstanding as of October 31, 2012.

Documents incorporated by reference: None

Index

PART I
BUSINESS

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended December 31, 2011, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Significant Developments in Fiscal 2011 and Subsequent Events

For the year ended December 31, 2011, we recorded exploration expenses of $4,000 compared to $100,000 in fiscal 2010. The following is a breakdown of the exploration expenses by property: Republic of Kazakhstan $0 (2010 - $100,000) and Mexico $4,000 (2010 - $0).

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

We have never earned any revenues. In addition, we have incurred net losses of $10,282,570 for the period from our inception (January 13, 1989) through December 31, 2011, and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

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

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended December 31, 2011. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. Although we have completed several equity financings, the fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We currently have an interest or the right to earn an interest in six (6) properties located in Mexico, none of which have any reserves. Based on our exploration activities through the date of this Form 10-K, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline and you may lose all or a portion of your investment.

We have only completed the initial stages of exploration of our properties and thus have no way to evaluate whether we will be able to operate our business successfully. To date, we have been involved primarily in organizational activities, acquiring interests in properties and in conducting preliminary exploration of properties. We have not earned any revenues and have not achieved profitability as of the date of this Form 10-K.

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

Index

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

We currently have an interest in six (6) properties and are currently focusing our efforts on our properties located in northern Guerrero State, Mexico. We have conducted only preliminary exploration activities to date and may discontinue such activities and dispose of the properties if further exploration work is not warranted.

Former Properties

Russian Federation

Haldeevskaya License

On August 30, 2004, we signed a Joint Activity Agreement with OOO Science Industrial Corporation Geosphera (“Geosphera”), a company registered in Russia, to form a partnership to explore the Haldeevskaya license located in the Tomsk district of the Tomsk region of the Russian Federation, 25 km east of the city of Tomsk. Geosphera will earn a 51% interest in the partnership by contributing the license for the Haldeevskaya area and the geological data. The license and the geological data have been valued at $52,000. The terms of the agreement provided that we were to earn a 49% interest in the partnership by paying $50,000. However, we increased its interest in the partnership to 80% (Geosphera - 20%) by funding $350,000 of exploration expenditures on the licensed property in 2004. Geosphera was the manager of the project.

Pursuant to the terms of the Joint Activity Agreement, and for the purpose of conducting further financing and exploration work, a company, HaldeyGold Ltd. (“HaldeyGold”), was registered with the Ministry of the Russian Federation for Taxes and Levies on January 19, 2005. The Haldeevskaya mineral exploration license along with all relevant geological data was transferred by the partnership to HaldeyGold on March 16, 2005. We had an 80% (Geosphera 20%) interest in HaldeyGold.

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

Index

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

During December 2009, we agreed to sell its ownership interest in its Kazakhstan subsidiary to a third party for $1,500,000. The only significant asset owned by the subsidiary is the mineral exploration license described in these financial statements. The agreement for the sale of the subsidiary for less than the $2,509,597 carrying value of the subsidiaries’ mineral property was an indication that the value of the mineral property has been impaired and capitalized costs of $1,009,597 were written off in 2009. The sale was concluded in 2010 and the purchase price of $1,500,000 was received in 2010.

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

We did not make any repurchases of our securities during the fourth quarter of our fiscal year ended December 31, 2011, or the subsequent period through to October 31, 2012.

Transfer Agent

Our transfer agent is Interwest Transfer Co., Inc., having an office at 1981 Murray Holladay Toad, Suite 100, Salt Lake City, UT, USA 84117.

Index

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

Index

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

We had no revenues during fiscal 2011 and 2010. Funds raised in fiscal 2011 and 2010 were used for exploration of our properties and general administration.

(B)	Results of Operations

Year Ended December 31, 2011 (Fiscal 2011) versus Year Ended December 31, 2010 (Fiscal 2010)

For the year ended December 31, 2011, we recorded a loss of $62,737 or $0.00 per share, compared to a profit of $917,649 or $0.02 per share in 2010.

General and administrative expenses – For the year ended December 31, 2011, we recorded general and administrative expenses of $141,838 (fiscal 2010 - $350,810). The fiscal 2011 amount includes professional fees - accounting $16,480 (fiscal 2010 - $78,467) and legal $0 (fiscal 2010 - $16,966). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2011 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the year ended December 31, 2011, we recorded total exploration costs of $4,000 compared to $100,000 in fiscal 2010. The following is a breakdown of the exploration expenses by property: Kazakhstan $0 (2010 - $100,000); Mexico $4,000 (2010 - $0).

(C)	Capital Resources and Liquidity

December 31, 2011 versus December 31, 2010:

Recent developments in capital markets have restricted access to debt and equity financing for many companies. Our exploration properties are in the exploration stage, have not commenced commercial production and consequently we have no history of earnings or cash flow from our operations. As a result, we are reviewing our 2012 exploration and capital spending requirements in light of the current and anticipated, global economic environment.

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

Index

At December 31, 2011, we had cash of $71,647 (2010 - $223,334) and a working capital of $234,932 (2010 working capital - $364,028) respectively. Total liabilities as of December 31, 2011, were $60,007 as compared to $150,742 on December 31, 2010, a decrease of $90,735.

On March 9, 2011, we signed a property purchase agreement with Alphamin Resources Corp. (“Alphamin”) regarding the sale and transfer by Alphamin of a 100% interest in the Aurora II (title No. 235480) mining concession located in the State of Guerrero, Mexico, to us, in consideration for $150,000 and 1,000,000 shares of our common stock. The transactions were recorded at the exchange amount, being the trading price per published rates. Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Property. On June 11, 2011, our wholly-owned Mexican subsidiary, Exploraciones Cigma, S.A. de C.V., filed an assignment agreement for the Aurora II mining concession between Alphamin’s wholly owned Mexican subsidiary, Exploraciones La Plata, S.A. de C.V. and Exploraciones Cigma, S.A. de C.V. with the Mexican Public Registry of Mining.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $234,574 from operating activities in 2011. We require additional funds to meet its obligations and maintain its operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2012 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of its interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from its operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of its property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $234,574 during the year ended December 31, 2011 (2010 - $1,671,469). The following is a breakdown of cash used for operating activities:

Index

•	accrued interest on notes receivable $7,365 (2010 - $19,901);
•	realized gain on sale of available for sale investments $71,737 (2010 - $289,967);
•	gain on disposition of subsidiary $0 (2010 - $958,591);

Changes in prepaid expenses and other assets resulted in an increase of $2,000 (2010 - decrease $840). There was a decrease in accounts payable and accrued liabilities of $735 (2010 decrease of $802,761). There was decrease in accounts payable - related party of $90,000 (2010 decrease of $68,738). There was a decrease in deposits of $0 compared to a decrease of $450,000 in 2010.

Investing Activities: During the year ended December 31, 2011 investing activities consisted of collections of notes receivable $0 (2010 - $200,000), proceeds from the disposition of subsidiary, net of cash disbursed of $0 (2010 - $1,452,949), investments in marketable securities of $7,365 (2010 - $0), proceeds from the disposition of marketable securities of $82,887 (2010 - $339,245) and acquisition of mineral property of $0 (2010 - $150,000).

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

The carrying value of cash, accounts payable and accrued expenses and accounts payable-related parties approximate their fair value because of the short-term nature of these instruments. Available-for-sale securities are recorded at the current market value or carried at cost, if there is no quoted market price in an active market and the fair value cannot be readily determined.

Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments.

We operate outside of the United States of America, primarily in Mexico and are exposed to foreign currency risk due to the fluctuation between the currency in which we operate in and the U.S. dollar.

Share Capital

At October 31, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 31, 2012 (December 31, 2011 – 54,500,000 and December 31, 2010 – 53,500,000).

Index

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the year ended December 31, 2011 and the subsequent to October 31, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

Application of Critical Accounting Policies

The accounting policies and methods we utilize in the preparation of our consolidated financial statements determine how we report our financial condition and results of operations and may require our management to make estimates or rely on assumptions about matters that are inherently uncertain. Our accounting policies are described in Note 2 of our December 31, 2011, Consolidated Financial Statements. Our accounting policies relating to mineral property and exploration costs and depreciation and amortization of property, plant and equipment are critical accounting policies that are subject to estimates and assumptions regarding future activities.

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

Index

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

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

Other than as disclosed below, during the years ended December 31, 2011 and 2010, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the fiscal year 2011, consulting fees of $0 (2010 – $30,000) were paid to our directors and $41,624 of expenses incurred in 2008 and 2009 were reversed in 2010. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Capital and Exploration Expenditures

We are reviewing our capital and exploration spending in light of current market conditions. As a result of our review, we may curtail a portion of our capital and exploration expenditures during 2012.

We are currently concentrating our exploration activities in Mexico and examining data relating to the potential acquisition or joint venturing of additional mineral properties in either the exploration or development stage.

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to cash equivalents and short-term investments. We invest in high-quality financial instruments, primarily money market funds with an effective duration of less than one year, which management believes is subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe there is a material exposure to interest rate risk arising from the investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

The audited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following audited consolidated financial statements are filed as part of this annual report:

•	Report of Independent Registered Public Accounting Firm, dated November 27, 2012;
•	Consolidated Balance Sheets as of December 31, 2011 and 2010;
•	Consolidated Statements of Operations from January 13, 1989 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010;
•	Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (loss) for period from January 13, 1989 (inception) to December 31, 2011;
•	Consolidated Statements of Cash Flows for period from January 13, 1989 (inception) to December 31, 2011 and for the years ended December 31, 2011 and 2010; and
•	Notes to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our Accountants concerning accounting or financial disclosure.

Item 9A	Controls and Procedures

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, being, December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted below, as of December 31, 2011, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Index

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to the existence of material weaknesses, as described in greater detail below. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the period ended December 31, 2011, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

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

Index

(iii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended December 31, 2011, we had one person on staff at our executive office that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spread sheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.	Other Information

None.

Index

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

Name and Address	Age and Position

Antonio Jaramillo	Age 38
Calle/ Zurbano 46, 2C,	Director - July 24, 2012 to present
28010, Madrid, Spain	President, CEO and CFO - July 24, 2012 to present

Michelle Robinson	Age 43
Mision Santa Ana 5232, Fracc. Las Misiones CP	Director - July 24, 2012 to present
82133, Mazatlan, Sinaloa, Mexico

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

Index

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

Index

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

During the fiscal year ended December 31, 2011, the Board held a total of one (1) meeting. All members of the Board attended all meetings of the Board.

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

Corporate Governance

We have adopted Corporate Governance Guidelines applicable to its Board.

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

Index

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

We did not pay compensation to directors during fiscal 2011 and 2010. Directors are entitled to participate in, and have been issued options under, our 2006 Stock Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board or travel upon our request.

Index

The following table reports all compensation we paid to non-employee directors, in their capacity as members of the Board, during the fiscal years 2008 to 2011 and the subsequent period to October 31, 2012 inclusive:

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2011, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in the resource exploration industry;
•	motivate and reward executives whose experience and skills are necessary to our ultimate success;
•	reward performance as warranted; and
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

Summary Compensation Table

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2007, 2008, 2009, 2010, 2011 and subsequent period to October 31, 2012:

Name and principal position (a)	Year December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jaramillo	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and	2008	-0-	-0-	-0-	-0-	-0-	-0-
Director since July 24, 2012	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michelle	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robinson	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director since	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
July 24, 2012	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Agustin Gomez	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
de Segura	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and	2009	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
Director	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
July 1, 2008 to July 24, 2012	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Waldemar	2012 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mueller	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice-President	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
& Director	2009	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
until March 31,	2008	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
2011	2007	105,000	-0-	-0-	-0-	-0-	-0-	-0-	105,000

(1)	January 1 to October 31, 2012

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

We did not award any stock purchase options, or any other rights, to any of our directors or officers during the years ended December 31, 2011 and 2010 and the subsequent period to October 31, 2012.

The following is a summary of stock option activity for the years ended December 31, 2011 and 2010.

Options outstanding
	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2009	-	$-	-	-
Options granted/expired	-	-	-	-
Balance, December 31, 2010, and 2011	-	$-	-	-

There were no stock options granted during the years ended December 31, 2010 and 2011 and the subsequent period to October 31, 2012. The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the closing price of our common stock on the last trading day of 2010 and 2011, and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010.

Index

The following is a summary of stock option granted and the status of stock options outstanding and exercisable at December 31, 2011 and 2010:

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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

At December 31, 2011 and 2010 and the subsequent period to October 31, 2012, we had 0 stock purchase options outstanding.

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

Compensation of Directors

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Our Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments, or incurred in connection with attending board meetings in the years ended December 31, 2011 and 2010.

Employment Contracts

During the fiscal year 2011, we paid consulting fees of $0 (2010 - $30,000) to our directors for their services as officers of the Company. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Index

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Deutsche Balaton AG	4,000,00	6.72%
Ziegelhäuser Landstrasse 1
Heidelberg, 69120, Germany
Carrington International Limited	3,400,000	5.71%
Suite 2402, Bank of America Tower,
12 Harcourt Road, Hong Kong
Officers and Directors:
Antonio Jaramillo	0	*
Calle/ Zurbano 46, 2C,
28010, Madrid, Spain
Agustin Gomez de Segura	690,000	1.16%
2 Tvezskaya – Yamskaya 54, Moscow, Russia
Waldemar K. Muelle	300,000	*
40 Ruffian Loop, Willetton, Western Australia, Australia
6155
Michelle Robinson	0	*
Mision Santa Ana 5232, Fracc. Las Misiones CP 82133,
Mazatlan, Sinaloa, Mexico
Officers and Directors (4 persons)	990,000	1.66%
*	Less than 1%.

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

Changes in Control

There were no arrangements during the fiscal years ended December 31, 2011 and 2010 and the subsequent period to October 31, 2012, which would result in a change in control. We do not believe that the offer and sale by us of an aggregate of 6,000,000 shares between January 1, 2010 and October 31, 2012, have resulted in a change of control.

No securities were authorized for issuance under equity compensation plans.

Index

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

Transactions with Related Persons

Other than as disclosed below, during the fiscal years ended December 31, 2011 and 2010, and the subsequent period to October 31, 2012, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

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

Audit Fees:

The aggregate fees billed and expected to be billed for professional services by Peterson Sullivan LLP (“Peterson Sullivan”) for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q (17 CFR 249.308b) or services that were normally provided by the accountant in connection with statutory and regulatory filings or engagements for the 2011 fiscal year are $2,560 (2010 - $63,915).

Audit-Related Fees:

The aggregate fees billed to us for assurance and related services by Peterson Sullivan that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under audit fees for fiscal 2011 were $0 (2010 - $0).

Index

Tax Fees:

The aggregate fees billed to us for professional services by Peterson Sullivan for tax compliance for fiscal 2010 were $1,060 (2010 - $4,540).

All Other Fees:

The aggregate fees billed to us for products and services provided by Peterson Sullivan, other than reported under Audit Fees, Audit-Related Fees and Tax Fees for fiscal 2011 were $0 (2010 - $0).

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

Report of Independent Registered Public Accounting Firm, dated November 27, 2012

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations from January 13, 1989 (commencement of operations) to December 31, 2011 and for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for period from January 13, 1989 (commencement of operations) to December 31, 2011

Consolidated Statements of Cash Flows for period from January 13, 1989 (commencement of operations) to December 31, 2011 and for the years ended December 31, 2011 and 2010

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

/s/ Antonio Jaramillo		Dated: November 27, 2012
By:	Antonio Jaramillo
Title:	Chief Executive Officer and President (Principal Executive Officer, Chief financial Officer, Principal Financial Officer, Principal Accounting Officer and Director)

/s/ Michelle Robinson		Dated: November 27, 2012
By:	Michelle Robinson
Title:	Director

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cigma Metals Corporation

We have audited the accompanying consolidated balance sheets of Cigma Metals Corporation (an exploration stage company) ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the years then ended and for the period from January 13, 1989 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cigma Metals Corporation (an exploration stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from January 13, 1989 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenue and has experienced recurring losses from operations since inception, and has negative cash flows from operations for the year ended December 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 27, 2012

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
December 31, 2011 and December 31, 2010
(Expressed in U.S. Dollars)
	December 31	December 31
	2011	2010

ASSETS
Current
Cash	$71,647	$223,334
Notes receivable	-	169,901
Available-for-sale securities, listed	40,426	117,935
Cost method investments	177,266	-
Prepaid expenses and other assets	5,600	3,600
Total current assets	294,939	514,770

Mineral properties	500,000	500,000
Total assets	$794,939	$1,014,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,218	$15,953
Accounts payable - related party	44,789	134,789
Total current liabilities	60,007	150,742

Stockholders' Equity
Common stock
Authorized
100,000,000 common shares, par value $0.0001
Issued and outstanding:
54,500,000 (2010 - 54,500,000) common shares	5,450	5,450
Additional paid in capital	11,092,994	11,092,994
Accumulated deficit during the development stage	(10,282,570)	(10,219,833)
Accumulated other comprehensive income (loss)	(80,942)	(14,583)
Stockholders' equity	734,932	864,028

Total liabilities and stockholders' equity	$794,939	$1,014,770

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative
	January 13	Year	Year
	1989 (inception)	Ended	Ended
	December 31	December 31	December 31
	2011	2011	2010

Expenses
Administrative and general	$949,200	$47,760	$24,367
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	5,077,672	-	100,000
- Mexico	4,000	4,000	-
Impairment of mineral properties	1,009,597	-	-
Interest, bank charges and foreign currency exchange (gains) losses	119,050	6,258	10,529
Professional fees	823,487	16,480	95,433
Property investigation costs	119,717	-	-
Management and consulting fees	2,109,909	67,340	120,481
Loss before other items	11,647,840	141,838	350,810

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	-	-
Gain on sale of available-for-sale securities	361,704	71,737	289,967
Gain on disposition of subsidiary	958,591	-	958,591
Interest income	265,359	7,364	19,901
Total other income (loss)	1,234,531	79,101	1,268,459
Net loss before non-controlling interest	(10,413,309)	(62,737)	917,649
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(10,282,570)	$(62,737)	$917,649

Basic and diluted income (loss) per share		$(0.00)	$0.02
Weighted average number of
common shares outstanding		54,500,000	53,752,747

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to December 31, 2011
(Expressed in U.S. Dollars)
						Accumulated	Accumulated	Total
			Additional	Advances for	Compre-	(deficit) during	other	stockholders'
	Common stock		paid-in	Stock	hensive	exploration	comprehensive	equity
	Shares	Amount	capital	Subscriptions	(loss)	stage	income (loss)	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-	$-
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,000)	(1,000)	-	(1,000)
Total comprehensive (loss)					$(1,000)

Balance, December 31, 1991 to 1997	2,000,000	200	800	-		(1,000)	-	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	-	600
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(600)	(600)	-	(600)
Total comprehensive (loss)					$(600)

Balance, December 31, 1998	14,000,000	1,400	200	-		(1,600)	-	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	-	700,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(141,392)	(141,392)	-	(141,392)
Total comprehensive (loss)					$(141,392)

Balance, December 31, 1999	28,000,000	2,800	698,800	-		(142,992)	-	558,608
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(211,182)	(211,182)	-	(211,182)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)	(77,734)
Total comprehensive (loss)					$(288,916)

Index

Balance, December 31, 2000	28,000,000	2,800	698,800	-		(354,174)	(77,734)	269,692
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(25,510)	(25,510)	-	(25,510)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)	(17,803)
Total comprehensive (loss)					$(43,313)

Balance, December 31, 2001	28,000,000	2,800	698,800	-		(379,684)	(95,537)	226,379
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(20,943)	(20,943)	-	(20,943)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407	48,407
Total comprehensive (loss)					$27,464

Balance, December 31, 2002	28,000,000	2,800	698,800	-		(400,627)	(47,130)	253,843
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(17,631)	(17,631)	-	(17,631)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)	(3,723)
Total comprehensive (loss)					$(21,354)

Balance, December 31, 2003	28,000,000	2,800	698,800			(418,258)	(50,853)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	-	1,000,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(657,031)	(657,031)	-	(657,031)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)	(31,020)
Total comprehensive (loss)					$(688,051)

Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000		(1,075,289)	(81,873)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	-	300,000
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(888,224)	(888,224)	-	(888,224)
- Recongnition of other than temporary decline in market value
of available-foe-sale securities	-	-	-	-	81,873	-	81,873	81,873
Total comprehensive (loss)					$(806,351)

Index

Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000		(1,963,513)	-	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	-	366,844
Components of comprehensive income (loss)
- Net (loss) for the year	-	-	-	-	(1,545,617)	(1,545,617)	-	(1,545,617)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)	(15,488)
Total comprehensive (loss)					$(1,561,105)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-		(3,509,130)	(15,488)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	-	(137,000)
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(1,909,808)	(1,909,808)	-	(1,909,808)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)	(73,864)
Total comprehensive (loss)					$(1,975,571)

Balance, December 31, 2007	39,700,000	3,970	6,810,475	-		(5,418,938)	(81,251)	1,314,256
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	-	400,000
Components of comprehensive income (loss)
- Net (loss) for the period	-	-	-	-	(3,482,650)	(3,482,650)	-	(3,482,650)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746	18,746

Index

- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)	(43,593)
Total comprehensive (loss)					$(3,507,497)

Balance, December 31, 2008	48,100,000	4,810	9,723,477	158		(8,901,588)	(106,098)	720,759
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	-	(450,000)
- cash in February 2009	500,000	50	99,950					100,000
- cash in March 2009	1,000,000	100	199,900	-				200,000
- cash in July 2009	3,900,000	390	1,169,610	-				1,170,000
- cash in								-
Components of comprehensive income (loss)
- Net (loss) for the period					(2,235,894)	(2,235,894)		(2,235,894)
- Cumulative translation adjustment					(197,162)		(197,162)	(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994	175,994
					$(2,257,062)
Balance, December 31, 2009	53,500,000	5,350	10,743,095	-		(11,137,482)	(127,266)	(516,303)

Issuance of common stock for
- for mineral property rights on March 31, 2010	1,000,000	100	349,899	-				349,999
Components of comprehensive income (loss)
- Net income for the period					917,649	917,649		917,649
- Cumulative translation adjustment					170,315		170,315	170,315
- Unrealized gains (losses) on available-for-sale securities					(57,632)		(57,632)	(57,632)
					$1,030,332
Balance, December 31, 2010	54,500,000	5,450	11,092,994	-		(10,219,833)	(14,583)	864,028

Components of comprehensive income (loss)
- Net income for the period					(62,737)	(62,737)		(62,737)
- Cumulative translation adjustment					-		-	-
- Unrealized gains (losses) on available-for-sale securities					(66,359)		(66,359)	(66,359)
					$(129,096)
Balance, December 31, 2011	54,500,000	$5,450	$11,092,994	$-		$(10,282,570)	$(80,942)	$734,932

The accompanying notes are an integral part of these consolidated financial statements.

Index

CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	January 13	Year	Year
	1989 (inception)	Ended	Ended
	to December 31	December 31	December 31
	2011	2011	2010
Cash flows used in operating activities
Net income (loss) for the period	$(10,282,570)	$(62,737)	$917,649
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	-
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(27,266)	(7,365)	(19,901)
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	(361,704)	(71,737)	(289,967)
- gain on disposition of subsidiary	(958,591)	-	(958,591)
- impairment of mineral properties	1,009,597	-	-
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	-
- decrease (increase) in prepaid expenses and other assets	(30,089)	(2,000)	840
- increase (decrease) in accounts payables and accrued liabilities	250,998	(735)	(802,761)
- increase (decrease) in accounts payables related party	44,788	(90,000)	(68,738)
- increase (decrease) in deposit	-	-	(450,000)
Net cash used in operating activities	(8,389,852)	(234,574)	(1,671,469)

Cash provided by (used in) investing activities
- collections on notes receivable	200,000	-	200,000
- purchase equipment	(217,093)	-	-
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash deposit	1,452,949	-	1,452,949
- investment in available-for-sale securities	(329,977)	-	-
- proceeds from disposition of marketable securities	422,132	82,887	339,245
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,550,000)	-	(150,000)
Net cash provided by (used in) investing activities	(2,302,584)	82,887	1,842,194

Cash flows from financing activities
- issuance of common stock	10,170,001	-	-
- loan proceeds	1,160,255	-	-
- loan payments	(633,396)	-	-
Net cash provided by financing activities	10,696,860	-	-

Effect of exchange rate changes on cash and cash equivalents	67,223	-	-
Increase (decrease) in cash and cash equivalents	71,647	(151,687)	170,725
Cash and cash equivalents, beginning of period	-	223,334	52,609
Cash and cash equivalents, end of period	$71,647	$71,647	$223,334

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$329	$1,226
Income taxes paid		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities.   The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $234,574 from operating activities in 2011. The Company requires additional funds to meet its obligations and maintain its operations.

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

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(c)	Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash equivalents at December 31, 2011 and 2010. No amounts were paid for income taxes in 2011 or 2010.

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

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally all of the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three small cap publicly traded companies at December 31, 2011 and 2010, respectively. Two of the companies are stated at fair value, while the third company is carried at cost. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

Cost method investments at December 31, 2011, consist of an investment in a privately held corporation headquartered in Europe.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2011 and 2010, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Interest expense was approximately $329 in 2011 (2010 - $1,226) respectively.

(i)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in Mexican Pesos. The Mexican Peso to U.S. dollar exchange rate at December 31, 2011 was U.S. $0.0702 to 1 Peso.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(i)	Foreign Currency Translations and Transactions (continued)

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in interest, bank charges, and Foreign exchange loss in the consolidated statements of operations and were not material in 2011 or 2010 or in the cumulative period ending December 31, 2011.

(j)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits.  The Company did not have funds deposited in banks beyond the insured limits as of December 31, 2011, but did at December 31, 2010. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. The note receivable relates to the sale in 2010 of the Company’s 100% interest in its Kazakhstan subsidiary to Copperbelt AG. The Company believes the credit risk with respect to the note receivable to be minimal.

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

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(l)	Comprehensive income (continued)

	Year ended
Components of comprehensive income (loss)	December 31	December 31
	2011	2010
Net income (loss) for the period	$(62,737)	$917,649
Foregin currency translation adjustments	-	170,315
Unrealized gains (losses) on available-for-sale securities	(66,359)	(57,632)
Total comprehensive income (loss)	$(129,096)	$1,030,332

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

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

2.	Significant Accounting Policies (continued)

(o)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net income (loss) by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2011 and 2010 because there were no potentially dilutive securities outstanding at December 31, 2011 and 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three publicly traded companies, of which two are listed on recognized stock exchanges at December 31, 2011 and 2010, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. There is no quoted market price for the third publicly traded company. A reconciliation of the Available-for-sale securities is included in Note 3.

(q)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3	Available-for-sale securities

		Other-than	Gross	Gross	Accumulated
		-temporary	unrealized	unrealized	unrealized	Market
	Cost	losses	gains	losses	gains/(losses)	value
	$	$	$	$	$	$
December 31, 2009	181,797	-	223,132	(180,083)	43,049	224,846
Change in year	(49,279)	-	(149,299)	91,667	(57,632)	(106,911)
December 31, 2010	132,518	-	73,833	(88,416)	(14,583)	117,935
Change in year	(11,150)	-	(73,833)	7,474	(66,359)	(77,509)
December 31, 2011	121,368	-	-	(80,942)	(80,942)	40,426

At December 31, 2011, $73,833 (2010 - $149,299) in gains in the investment in securities of one publicly traded company classified as available-for-sale were reclassified out of other comprehensive loss/income to earnings as a result of the sale of the available-for-sale securities of the publically traded company.

4.	Mineral Properties and Exploration Expenses

The Company, through its wholly owned subsidiary, Exploraciones Cigma S.A. de C.V. holds a 100% interest in a mineral concession located in the State of Guerrero, Mexico.

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

On August 1, 2012, the Company signed a property purchase agreement with Alphamin regarding the sale and transfer by Alphamin of a 100% interest in the Aurora (title No. 238662), Aurora Fraccion 1 (title No. 238663), La Huerta (title No. 231940), La Pastoria (title No. 232204), and Lupita (title No. 232725) mining concessions located in the State of Guerrero, Mexico, to us, in consideration for MXN $20,000. Alphamin will retain a 1.5% Net Smelter Returns Royalty on production from the Aurora and Aurora Fraccion mining concessions.

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

There were no stock options granted during 2011 and 2010 and none were outstanding at December 31, 2011 and 2010.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

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

In September 2012, the Company issued 1,000,000 shares of common stock of the Company valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount being the value established and agreed to by the related party.

7.	Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements:

Due to related party, as at December 31, 2011 and 2010 represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

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

In September 2012, the Company issued 1,000,000 shares of common stock of the Company valued at $50,000 in settlement of amounts owing to creditors. The shares were issued to an individual who resides outside the United States of America. The transactions were recorded at the exchange amount being the value established and agreed to by the related party.

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

9.	Income Taxes

The Company and its subsidiary operate in several tax jurisdictions, and its income is subject to various rates of taxation. As of December 31, 2011 the Company has net losses for tax purposes in the United States totaling approximately $62,737 , which may be applied against future taxable income.  Accordingly, there is no tax expense for the years ended December 31, 2011 and 2010.  The potential tax benefits arising from these losses have not been recorded in the consolidated financial statements as a full valuation allowance has been recorded against them. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal, foreign and state income tax rates to income before income taxes is as follows:
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net income (loss) before taxes US	(62,737)	409,057
Net income (loss) before taxes foreign	0	508,591
Federal and State Statutory Rate	0.395	0.395
Foreign Rate	0.20	0.20

Expected tax recovery US	(24,781)	161,578
Expected tax recovery Foreign	0	101,718
(Decrease) increase in taxes resulting from:
Increase (decrease) in valuation allowance	24,781	(263,296)
Income tax expense (benefit) from continuing operations	$-	$-
Effective income tax rate	0%	0%

The Company's tax effected deferred tax assets are as follows:	2011	2010
Loss carry forward	4,037,970	4,013,189
Valuation allowance	(4,037,970)	(4,013,189)

Index

Cigma Metals Corporation
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

The reconciliation of income tax computed at the federal statutory rate to income tax expense is as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Federal income tax provision at statutory rate	34.0%	34.0%
State income tax provision at statutory rate, net of federal income tax effect	5.5%	5.5%
Less valuation allowance	-39.5%	-39.5%
Total income tax expense	$-	$-

10.	Subsequent Events

1.	On August 24, 2012, the Company completed a private placement of 4 million common shares at $0.05 per share for total proceeds of $200,000. The shares were issued in September 2012.

2.	In September 2012 the Company issued 1,000,000 shares of common stock of the Company in settlement of indebtedness amounting to $50,000.