Form 10-Q
period 2012-03-31
CIGMA METALS CORP
filed 2012-11-27
CIK 1083410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
CIGMA METALS CORPORATION
(An exploration stage enterprise)

Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
(Expressed in U.S. Dollars)

	March 31	December 31
	(Unaudited) 2012	2011

ASSETS
Current
Cash	$38,651	$71,647
Available-for-sale securities	48,202	40,426
Cost method investments	177,266	177,266
Prepaid expenses and other assets	15,885	5,600
Total current assets	280,004	294,939

Mineral properties	500,000	500,000
Total assets	$780,004	$794,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,440	$15,218
Accounts payable - related party	44,789	44,789
Total current liabilities	59,229	60,007

Stockholders' Equity
Common stock
Authorized 100,000,000 common shares, par value $0.0001 Issued and outstanding: 54,500,000 (2011 - 54,500,000) common shares	5,450	5,450
Additional paid in capital	11,092,994	11,092,994
Accumulated deficit during the development stage	(10,304,503)	(10,282,570)
Accumulated other comprehensive income (loss)	(73,166)	(80,942)
Stockholders' equity	720,775	734,932

Total liabilities and stockholders' equity	$780,004	$794,939

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION
(An exploration stage enterprise)	Cumulative
Consolidated Statements of Operations	January 13	Three months	Three months
(Expressed in U.S. Dollars)	1989 (inception)	Ended	Ended
(Unaudited)	March 31	March 31	March 31
	2012	2012	2011

Expenses
Administrative and general	$957,929	$8,729	$20,393
Exploration costs
- HaldeyGold Project - partnership	796,261	-	-
- HaldeyGold Project - other	185,126	-	-
- Tugojakovsk Project	453,821	-	-
- Kazakhstan	5,077,672	-	-
- Mexico	5,500	1,500	2,500
Impairment of mineral properties	1,009,597	-	-
Interest, bank charges and foreign currency exchange (gains) losses	118,741	(309)	(4,761)
Professional fees	823,487	-	2,560
Property investigation costs	119,717	-	-
Management and consulting fees	2,121,922	12,013	25,392
Loss before other items	11,669,773	21,933	46,084

Other income (loss)
Writedown of available-for-sale securities	(148,180)	-	-
Writedown of investment in partnership interest	(190,601)	-	-
Gain (loss) on sale of assets	(12,342)	-	-
Gain (loss) on sale of available-for-sale securities	361,704	-	71,737
Gain (loss) on disposition of subsidiary	958,591	-	-
Interest income	265,359	-	2,959
Total other income (loss)	1,234,531	-	74,696
Net income (loss) before non-controlling interest	(10,435,242)	(21,933)	28,612
Non-controlling interest	130,739	-	-
Net income (loss) for the period	$(10,304,503)	$(21,933)	$28,612

Basic and diluted income (loss) per share		$(0.00)	$0.00
Weighted average number of common shares outstanding		54,500,000	54,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Cigma Metals Corporation
Consolidated Statements of Comprehensive Income (loss)
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative
	Three Months Ended		January 13
	March 31	March 31	1989 (inception) to
	2012	2011	March 31, 2012
Net income (loss) for the period	$(21,933)	$28,612	$(10,304,503)
Other comprehensive loss
Cumulative translation adjustment	-	-	-
Unrealized gains (losses) on available-for-sale securities	7,776	(56,015)	(73,166)
Comprehensive income (loss)	$(14,157)	$(27,403)	$(10,377,669)

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION & SUBSIDIARIES
(An exploration stage enterprise)

Consolidated Statements of Stockholders' Equity (Deficiency) and
Comprehensive Income (Loss)
January 13, 1989 (inception) to March 31, 2012
(Expressed in U.S. Dollars)

					Accumulated	Accumulated	Total
			Additional	Advances for	other	(deficit) during	stockholders'
	Common stock		paid-in	Stock	comprehensive	exploration	equity
	Shares	Amount	capital	Subscriptions	income (loss)	stage	(deficiency)
Issuance of common stock for
- for services on August 2, 1989	2,000,000	$200	$800	$-	$-	$-	$-
- Net (loss) for the year						(1,000)	(1,000)
Components of comprehensive income (loss)
Balance, December 31, 1991 to 1997	2,000,000	200	800	-	-	(1,000)	(1,000)
Issuance of common stock for
- for mineral property rights on April 2, 1998	12,000,000	1,200	(600)	-		-	600
- Net (loss) for the year						(600)	(600)
Components of comprehensive income (loss)
Balance, December 31, 1998	14,000,000	1,400	200	-	-	(1,600)	-
Issuance of common stock for
- cash on March 31, 1999	14,000,000	1,400	698,600	-		-	700,000
- Net (loss) for the year	-	-	-	-	-	(141,392)	(141,392)
Components of comprehensive income (loss)
Balance, December 31, 1999	28,000,000	2,800	698,800	-	-	(142,992)	558,608
- Net (loss) for the year	-	-	-	-	-	(211,182)	(211,182)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(77,734)	-	(77,734)
Balance, December 31, 2000	28,000,000	2,800	698,800	-	(77,734)	(354,174)	269,692
- Net (loss) for the year	-	-	-	-	-	(25,510)	(25,510)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(17,803)	-	(17,803)
Balance, December 31, 2001	28,000,000	2,800	698,800	-	(95,537)	(379,684)	226,379

- Net (loss) for the year	-	-	-	-	-	(20,943)	(20,943)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	48,407	-	48,407
Balance, December 31, 2002	28,000,000	2,800	698,800	-	(47,130)	(400,627)	253,843
- Net (loss) for the year	-	-	-	-	-	(17,631)	(17,631)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(3,723)	-	(3,723)
Balance, December 31, 2003	28,000,000	2,800	698,800	-	(50,853)	(418,258)	232,489
Cash advanced on stock subscriptions	-	-	-	1,000,000		-	1,000,000
- Net (loss) for the year	-	-	-	-	-	(657,031)	(657,031)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(31,020)	-	(31,020)
Balance, December 31, 2004	28,000,000	2,800	698,800	1,000,000	(81,873)	(1,075,289)	544,438
Issuance of common stock for
- cash on May 20, 2005	2,000,000	200	999,800	(1,000,000)		-	-
- cash on December 13, 2005	700,000	70	349,930	-		-	350,000
Cash advanced on stock subscriptions	-	-	-	300,000		-	300,000
- Net (loss) for the year	-	-	-	-	-	(888,224)	(888,224)
Components of comprehensive income (loss)
- Recongnition of other than temporary decline in market value
of available-foe-sale securities	-	-	-	-	81,873	-	81,873
Balance, December 31, 2005	30,700,000	3,070	2,048,530	300,000	-	(1,963,513)	388,087
Issuance of common stock for
- cash on March 30, 2006	800,000	80	299,920	(300,000)		-	-
- cash on May 12, 2006	6,540,000	654	3,269,346	-		-	3,270,000
- cash on May 26, 2006	1,460,000	146	729,854	-		-	730,000
Grant of options to employees and directors	-	-	366,844	-		-	366,844
- Net (loss) for the year	-	-	-	-	-	(1,545,617)	(1,545,617)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(15,488)	-	(15,488)

Balance, December 31, 2006	39,500,000	3,950	6,714,494	-	(15,488)	(3,509,130)	3,193,826
Issuance of common stock for
- finders fee in March/April 2007	200,000	20	136,980	-		-	137,000
- finders fee in June 2007	200,000	20	95,980	-		-	96,000
- cancel finders fee in March/April 2007	(200,000)	(20)	(136,980)	-		-	(137,000)
- Net (loss) for the period	-	-	-	-	-	(1,909,808)	(1,909,808)
Components of comprehensive income (loss)
- Cumulative translation adjustment	-	-	-	-	8,101	-	8,101
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(73,864)	-	(73,864)
Balance, December 31, 2007	39,700,000	3,970	6,810,474	-	(81,251)	(5,418,938)	1,314,255
Issuance of common stock for
- shares to be issued	-	-	449,842	158		-	450,000
- finders fee in January 2008	300,000	30	113,970	-		-	114,000
- cash in June 2008	6,500,000	650	1,949,350	-		-	1,950,000
- cash in October 2008	1,600,000	160	399,840	-		-	400,000
- Net (loss) for the period	-	-	-	-	-	(3,482,651)	(3,482,651)
Components of comprehensive income (loss)
- Cumulative translation adjustment	-	-	-	-	18,746	-	18,746
- Unrealized gains (losses) on available-for-sale securities	-	-	-	-	(43,593)	-	(43,593)
Balance, December 31, 2008	48,100,000	4,810	9,723,476	158	(106,098)	(8,901,589)	720,757
Issuance of common stock for
- shares to be issued	-	-	(449,842)	(158)		-	(450,000)
- cash in February 2009	500,000	50	99,950				100,000
- cash in March 2009	1,000,000	100	199,900	-			200,000
- cash in July 2009	3,900,000	390	1,169,610	-			1,170,000
- cash in							-
- Net (loss) for the period					-	(2,235,893)	(2,235,893)
Components of comprehensive income (loss)
- Cumulative translation adjustment					(197,162)		(197,162)
- Unrealized gains (losses) on available-for-sale securities					175,994		175,994

Balance, December 31, 2009	53,500,000	5,350	10,743,094	-	(127,266)	(11,137,482)	(516,304)
Issuance of common stock for
- for mineral property rights on March 31, 2010	1,000,000	100	349,900	-			350,000
- Net income for the period					-	917,649	917,649
Components of comprehensive income (loss)
- Cumulative translation adjustment					170,315		170,315
- Unrealized gains (losses) on available-for-sale securities					(57,632)		(57,632)
Balance, December 31, 2010	54,500,000	5,450	11,092,994	-	(14,583)	(10,219,833)	864,028
- Net loss for the period					-	(62,737)	(62,737)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities					(66,359)		(66,359)
Balance, December 31, 2011	54,500,000	5,450	11,092,994	-	(80,942)	(10,282,570)	734,932
- Net loss for the period					-	(21,933)	(21,933)
Components of comprehensive income (loss)
- Unrealized gains (losses) on available-for-sale securities					7,776		7,776
Balance, March 31, 2012	54,500,000	$5,450	$11,092,994	$-	$(73,166)	$(10,304,503)	$720,775

The accompanying notes are an integral part of these consolidated financial statements.

CIGMA METALS CORPORATION	Cumulative
(An exploration stage enterprise)	January 13	Three months	Three months
Consolidated Statements of Cash Flows	1989 (inception)	Ended	Ended
(Expressed in U.S. Dollars)	to March 31	March 31	March 31
(Unaudited)	2012	2012	2011
Cash flows used in operating activities
Net income (loss) for the period	$(10,304,503)	$(21,933)	$28,612
Adjustments to reconcile net income (loss) to net cash used in operating activities
- depreciation	51,626	-	-
- stock compensation expense on stock option grants	366,844	-	-
- accrued interest on notes receivable	(19,901)	-	(2,959)
- issuance of common stock for mineral property rights	600	-	-
- expenses satisfied with issuance of common stock	211,000	-	-
- partnership exploration costs	1,125,711	-	-
- writedown of investment in partnership interest	190,601	-	-
- writedown of available for sale securities	148,180	-	-
- realized gain on sale of available-for-sale investments	(361,704)	-	(71,737)
- gain on disposition of subsidiary	(958,591)	-	-
- impairment of mineral properties	1,009,597	-	-
- minority interest in income (loss) of subsidiary	(130,739)
- realized loss on sale of equipment	12,342	-	-
Changes in working capital assets and liabilities, net of disposal of subsidiary
- decrease (increase) in trade and other receivables	(11,180)	-	-
- decrease (increase) in prepaid expenses and other assets	(40,374)	(10,285)	(3,100)
- increase (decrease) in accounts payables and accrued liabilities	250,220	(778)	(8,216)
- increase (decrease) in accounts payables related party	44,788	-	-
- increase (decrease) in deposits	-	-	-
Net cash used in operating activities	(8,415,483)	(32,996)	(57,400)

Cash provided by (used in) investing activities
- collections on notes receivable	200,000	-	-
- purchase equipment	(217,093)	-	-
- proceeds from sale of equipment	35,717	-	-
- proceeds from disposition of subsidiary, net of cash deposit	1,452,949	-	-
- investment in available-for-sale securities	(337,342)	-	-
- proceeds from disposition of marketable securities	422,132	-	82,887
- investment in partnership interest	(1,316,312)	-	-
- acquisition of mineral property costs	(2,550,000)	-	-
Net cash provided by (used in) investing activities	(2,309,949)	-	82,887

Cash flows from financing activities
- issuance of common stock	10,170,001	-	-
- loan proceeds	1,160,255	-	-
- loan payments	(633,396)	-	-
Net cash provided by financing activities	10,696,860	-	-

Effect of exchange rate changes on cash and cash equivalents	67,223	-	-
Increase in cash and cash equivalents	38,651	(32,996)	25,487
Cash and cash equivalents, beginning of period	-	71,647	223,334
Cash and cash equivalents, end of period	$38,651	$38,651	$248,821

Supplement Disclosures of Cash Information:
Interest paid (net of amounts capitalized)		$-	$-
Income taxes paid		$-	$-

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The Company has incurred recurring operating losses since inception, has not generated any operating revenues to date and used cash of $32,996 from operating activities in 2012.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2012 and December 31 2011.

d)	Marketable securities

Non-derivative financial assets that do not meet the definition of loans and receivables are classified as available-for-sale and comprise principally all of the Company’s strategic investments in entities not qualifying as subsidiaries or associates. The Company’s available-for-sale securities consist of shares of common stock of three small cap publicly traded companies at both March 31, 2012 and December 31, 2011, and are stated at fair value. Any unrealized holding gains or losses in these securities are included in the determination of accumulated other comprehensive income (loss). If a loss in value in the available-for-sale securities is considered to be other than temporary, it is recognized in the determination of net income. Cost is based on the specific identification method for the individual securities to determine realized gains or losses.

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

Cost method investments at March 31, 2012, consist of an investment in a privately held corporation headquartered in Europe.

e)	Mineral Properties and Exploration Expenses

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

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2012 and December 31, 2011, the Company did not have proven reserves. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

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

Estimated costs related to site restoration programs during the commercial development stage of the property are accrued over the life of the project.

f)	Stock-based compensation

The Company accounts for share-based payments under the fair value method of accounting whereby stock-based compensation cost is measured at the grant date based on the fair value of the common stock on the award date.

g)	Interest Expense

Interest expense was approximately $0 in 2012 (2011 - $116) respectively.

h)	Foreign Currency Translations and Transactions

The Company and Cigma Metals (BVI) Limited’s reporting currency is the U.S. Dollar. Exploraciones Cigma S.A. de C.V. is a foreign operation and its functional currency is the Mexico Peso. Certain contractual obligations in these consolidated financial statements are stated in the Mexican Peso. The Mexican Peso to U.S. dollar exchange rate at March 31, 2012 was U.S. $0.0781 to 1 Peso.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency foreign exchange loss in the consolidated statements of operations and were not material in 2012 or 2011 or in the cumulative period ending March 31, 2012.

i)	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents. The Company places its cash with high credit quality financial institutions in Canada. The Company occasionally has cash deposits in excess of federally insured limits. The Company did not have funds deposited in banks beyond the insured limits as of March 31, 2012 and December 31, 2011.

j)	Long-Lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with GAAP. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.

k)	Comprehensive income

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

l)	Fair Value of Financial Instruments and Risks

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

m)	Income Taxes

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

n)	Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the year including common stock issued effective the date committed. Common stock issuable is considered outstanding as of the original approval date for the purposes of earnings per share computations. Diluted loss per common share is computed by dividing net loss by the sum of (a) the basic weighted average number of shares of common stock outstanding during the period and (b) additional shares that would have been issued and potentially dilutive securities and is equivalent to basic income (loss) per share for 2012 and 2011and because there were no potentially dilutive securities outstanding at March 31, 2012 and December 31, 2011.

o)	Fair Value Measurement

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s Balance Sheet. The following methods and assumptions were used to estimate the fair values:

Available-for-sale securities The Company’s available-for-sale securities consist of shares of common stock of three small cap publicly traded companies at March 31, 2012 and December 31, 2011, respectively, and are stated at fair value, which is based on Level 1 inputs under the Fair Value hierarchy consisting of quoted prices in active markets for identical shares. A reconciliation of the Available-for-sale securities is included in Note 3.

p)	New Accounting Pronouncements

At present, there are no pronouncements that the Company expects will have a material impact on these consolidated financial statements.

3.	Available-for-sale securities

	Cost $	Other-than –temporary losses $	Gross unrealized gains $	Gross unrealized losses $	Accumulated unrealized gains/(losses) $	Market value $
December 31, 2010	132,518	-	73,833	(88,416)	(14,583)	117,935
Change in year	(11,150)	-	(73,833)	7,474	(66,359)	(77,509)
December 31, 2011	121,368	-	-	(80,942)	(80,942)	40,426
Change in year	-	-	7,776	7,776	7,776	7,776
March 31, 2012	121,368	-	-	(73,166)	(73,166)	48,202

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

There were no stock options granted during 2012 and 2011 and none were outstanding at March 31, 2012 and December 31, 2011.

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

Related party transactions not disclosed elsewhere in these consolidated financial statements:

Due to related party, as at March 31, 2012 and December 31, 2011, represents amounts due to directors of the Company for consulting fees and/or various expenses incurred on behalf of the Company. All amounts owing to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

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

General

This portion of the Quarterly Report provides management's discussion and analysis of the financial condition and results of operations to enable a reader to assess material changes in financial condition and results of operations as at and for the three months ended March 31, 2012, in comparison to the corresponding prior-year period. This MD&A has been prepared as of October 31, 2012. This MD&A is intended to supplement and complement the unaudited interim consolidated financial statements and notes thereto, prepared in accordance with US GAAP, for the three months ended March 31, 2012 and 2011 (collectively, the “Financial Statements”), which are included in this Quarterly Report. The reader is encouraged to review the Financial Statements in conjunction with your review of this MD&A. This MD&A should be read in conjunction with both the annual audited consolidated financial statements for the year ended December 31, 2011 and the related annual MD&A included in the December 31, 2011, Form 10-K on file with the US Securities and Exchange Commission. Certain notes to the Financial Statements are specifically referred to in this MD&A and such notes are incorporated by reference herein. All dollar amounts in this MD&A are in US dollars, unless otherwise specified.

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

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Significant Developments For the Three Months Ended March 31, 2012 and Subsequent Events

For the three months ended March 31, 2012, we recorded exploration expenses of $1,500 compared to $2,500 in fiscal 2011. The following is a breakdown of the exploration expenses by property: Mexico $1,500 (2011 - $2,500).

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

Results of Operations

Three Months Ended March 31, 2012 (Fiscal 2012) versus Three Months Ended March 31, 2011 (Fiscal 2011)

For the three months ended March 31, 2012, we recorded a loss of $21,933 or $0.00 per share, compared to a profit of $28,612 or $0.00 per share in 2011.

General and administrative expenses – For the three months ended March 31, 2012, we recorded general and administrative expenses of $21,933 (fiscal 2011 - $46,084). The fiscal 2012 amount includes professional fees - accounting $0 (fiscal 2011 – $2,500) and legal $0 (fiscal 2011 - $0). Recent developments in capital markets have restricted our access to debt and equity financing. As a result, we reduced our 2011 capital spending requirements in light of the current and anticipated, global economic environment.

Exploration expenditures - For the three months ended March 31, 2012, we recorded total exploration costs of $1,500 compared to $2,500 in fiscal 2011. The following is a breakdown of the exploration expenses by property: Mexico totalled $1,500 (2011 - $2,500).
Capital Resources and Liquidity

March 31, 2012 versus December 31, 2011:

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

At March 31, 2012, we had cash of $38,651 (December 31, 2011 - $71,647) and a working capital of $220,775 (December 31, 2011 working capital - $234,932) respectively. Total liabilities as of March 31, 2012, were $59,229 as compared to $60,007 on December 31, 2011, a decrease of $778.

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

Our general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 1 to the consolidated financial statements, we have incurred recurring operating losses since inception, have not generated any operating revenues to date and used cash of $32,996 from operating activities in 2012. We require additional funds to meet our obligations and maintain our operations. We do not have sufficient working capital to (i) pay our administrative and general operating expenses through December 31, 2012 and (ii) to conduct our preliminary exploration programs. Without cash flow from operations, we may need to obtain additional funds (presumably through equity offerings and/or debt borrowing) in order, if warranted, to implement additional exploration programs on our properties. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. Failure to obtain such additional financing may result in a reduction of our interest in certain properties or an actual foreclosure of our interest. We have no agreements or understandings with any person as to such additional financing.

Our exploration properties have not commenced commercial production and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our property, there is no assurance that any such activity will generate funds that will be available for operations.

Cash Flow

Operating activities: We used cash of $32,996 during the three months ended March 31, 2012 (2011 - $57,400). The following is a breakdown of cash used for operating activities:

•	accrued interest on notes receivable $0 (2011 - $2,959);
•	gain on sale of available-for-sale securities $0 (2011 - $71,737);

Changes in prepaid expenses and other assets resulted in an increase of $10,285 (2011 - increase $3,100). There was a decrease in accounts payable and accrued liabilities of $778 (2011 decrease of $8,216). There was a decrease in accounts payable - related party of $0 (2011 decrease of $0).

Investing Activities: During the three months ended March 31, 2012 investing activities consisted of proceeds from the sale of available-for-sale securities $0 (2011 - $82,887).

Financing Activities: We intend to finance our activities by raising capital through the equity markets. Proceeds from the sale of common stock were $0 (2011 - $0).

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

Share Capital

At October 26, 2012, we had:

•	Authorized share capital of 100,000,000 common shares with par value of $0.0001 each.
•	59,500,000 common shares were issued and outstanding as at October 26, 2012 (March 31, 2012 – 54,500,000 and December 31, 2011 – 54,500,000).

Market Risk Disclosures

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations during the three months ended March 31, 2012 and the subsequent to October 31, 2012, that are likely to have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

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

Exploration costs are charged to operations as incurred until such time that proven reserves are delineated. From that time forward, we will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at March 31, 2012 and December 31, 2011, we did not have proven reserves. Exploration activities conducted jointly with others are reflected at our proportionate interest in such activities.

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

Investee companies where no quoted market price in an active market is available are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of such Investee companies is not included in the Consolidated Balance Sheet or Statement of Operations. We review the carrying values of our cost based investments on a regular basis. Impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Investee Company has subsequently recovered, such recovery is not recorded.

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

Other than as disclosed below, during the three months ended March 31, 2012 and the year ended December 31, 201, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

There have been no transactions or proposed transactions with officers and directors during the last two years to which we are a party except as follows:

During the three months ended March 31, 2012, consulting fees of $0 (December 31, 2011 – $0) were paid to our directors. The transactions were recorded at the exchange amount, being the value established and agreed to by the related parties.

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

Plans for the Next Twelve Months

The following Plan of Operation contains forward-looking statements that involve risks and uncertainties, as described below. Our actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited financial statements and notes thereto and the Plan of Operation included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and the notes receivable. We place our cash with high credit quality financial institutions in Canada. We occasionally have cash deposits in excess of federally insured limits. We did not have funds deposited in banks beyond the insured limits as of March 31, 2012 and December 31, 2011. We have not experienced any losses related to these balances, and management believes our credit risk to be minimal.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. As previously reported under Item 9A in the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”), we had numerous deficiencies in our disclosures controls as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such deficiencies. As of March 31, 2012, the deficiencies described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation. As previously reported in Item 9A of the Annual Report, we had numerous material weaknesses in our internal control over financial reporting as of December 31, 2011. In the Annual Report we described the remediation efforts we have begun to undertake in order to correct such material weaknesses. As of March 31, 2012, the material weaknesses described in the Annual Report still existed since the remediation efforts had not yet been fully implemented as of such date.

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